Form 10-Q
period 1995-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 1995-05-03
CIK 225775

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1995

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-8908
                       ------

                      PUBLIC STORAGE PROPERTIES IV, LTD.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                           95-3192402
- - --------------------------------------------           -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

       600 N. Brand Boulevard
       Glendale, California                                      91203
- - --------------------------------------------           -------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (818) 244-8080
                                                       -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                                -----          -----

                                    INDEX


                                                            Page
                                                            ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at March 31, 1995
    and December 31, 1994                                     2

  Condensed statements of operations for the three
    months ended March 31, 1995 and 1994                      3

  Condensed statement of partners' deficit for the
    three months ended March 31, 1995                         4

  Condensed statements of cash flows for the
    three months ended March 31, 1995 and 1994                5

  Notes to condensed financial statements                   6-7

  Management's discussion and analysis of
    financial condition and results of operations           8-9

PART II.  OTHER INFORMATION                                  10

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS

                                                  March 31,     December 31,
                                                    1995            1994
                                                 ----------     ------------
                                                 (Unaudited)
               ASSETS
               ------

Cash and cash equivalents                         $   787,000    $   551,000
Marketable securities of affiliate
   (cost of $3,392,000)                             4,635,000      3,948,000
Rent and other receivables                            103,000         88,000


Real estate facilities at cost:
   Buildings and equipment                         14,720,000     14,703,000
   Land                                             5,256,000      5,256,000
                                                  -----------    -----------
                                                   19,976,000     19,959,000

   Less accumulated depreciation                   (8,641,000)    (8,461,000)
                                                  -----------    -----------
                                                   11,335,000     11,498,000
                                                  -----------    -----------

Other assets                                          398,000        420,000
                                                  -----------    -----------

      Total assets                                $17,258,000    $16,505,000
                                                  ===========    ===========

  LIABILITIES AND PARTNERS' DEFICIT
  ---------------------------------

Accounts payable                                  $    42,000   $    48,000
Advances to reconstruct real estate facility          237,000       237,000
Deferred revenue                                      252,000       292,000
Mortgage note payable                              27,908,000    28,086,000

Partners' deficit:
   Limited partners' deficit, $500 per
      unit, 40,000 units authorized,
      issued and outstanding                       (9,215,000)   (9,430,000)
   General partners' deficit                       (3,209,000)   (3,284,000)
   Unrealized gain on marketable
      securities                                    1,243,000       556,000
                                                 ------------  ------------

   Total partners' deficit                        (11,181,000)  (12,158,000)
                                                 ------------  ------------

   Total liabilities and partners' deficit       $ 17,258,000  $ 16,505,000
                                                 ============  ============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                            -------------------------
                                                               1995          1994
                                                            -----------   -----------
                                                                          (Restated)
REVENUES:

Rental income                                                $1,700,000   $1,618,000
Dividends and other income (including dividends
  from marketable securities of affiliate)                      118,000       93,000
                                                             ----------   ----------

                                                              1,818,000    1,711,000
                                                             ----------   ----------


COSTS AND EXPENSES:

Cost of operations                                              448,000      399,000
Management fees paid to affiliate                               102,000       98,000
Depreciation and amortization                                   180,000      168,000
Administrative                                                   41,000       16,000
Interest expense                                                757,000      774,000
                                                             ----------   ----------

                                                              1,528,000    1,455,000
                                                             ----------   ----------

NET INCOME                                                   $  290,000   $  256,000
                                                             ==========   ==========

Limited partners'
   share of net income
   ($7.18 per unit in 1995
    and $6.33 per unit in 1994)                              $  287,000   $  253,000

General partners' share
   of net income                                                  3,000        3,000
                                                             ----------   ----------

                                                             $  290,000   $  256,000
                                                             ==========   ==========

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                                                  Unrealized
                                                                   Gain on          Total
                                     Limited         General      Marketable     Partners'
                                     Partners       Partners      Securities      Deficit
                                   ------------   -------------   ----------   -------------

Balance at December 31, 1994       $(9,430,000)    $(3,284,000)   $  556,000   $(12,158,000)
Unrealized gain on marketable
     securities                              -               -       687,000        687,000
Net income                             287,000           3,000             -        290,000
Equity transfer                        (72,000)         72,000             -              -
                                   -----------     -----------    ----------   ------------
Balance at March 31, 1995          $(9,215,000)    $(3,209,000)   $1,243,000   $(11,181,000)
                                   ===========     ===========    ==========   ============

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                     ------------------------
                                                                        1995         1994
                                                                     ----------   -----------
Cash flows from operating activities:

      Net income                                                     $ 290,000    $  256,000

      Adjustments to reconcile net
            income to net cash provided
            by (used in) operating activities:

        Depreciation and amortization                                  180,000       168,000
        Increase in rent and other receivables                         (15,000)      (27,000)
        Decrease in other assets                                        22,000        18,000
        Decrease in accounts payable                                    (6,000)     (520,000)
        Decrease in deferred revenue                                   (40,000)      (94,000)
                                                                     ---------    ----------

            Total adjustments                                          141,000      (455,000)
                                                                     ---------    ----------

            Net cash provided by (used in) operating activities        431,000      (199,000)
                                                                     ---------    ----------

Cash flows from investing activities:

      Insurance proceeds relating to damaged
        real estate facility                                                 -       837,000
      Purchase of marketable securities                                      -      (693,000)
      Expenditures to reconstruct damaged
        real estate facility                                                 -      (262,000)
      Additions to real estate facilities                              (17,000)      (49,000)
                                                                     ---------    ----------

            Net cash used in investing activities                      (17,000)     (167,000)
                                                                     ---------    ----------

Cash flows from financing activities:


      Principal payments on mortgage note payable                     (178,000)     (160,000)
                                                                     ---------    ----------

            Net cash used in financing activities                     (178,000)     (160,000)
                                                                     ---------    ----------

Net increase (decrease) in
  cash and cash equivalents                                            236,000      (526,000)

Cash and cash equivalents at
  the beginning of the period                                          551,000     2,807,000
                                                                     ---------    ----------

Cash and cash equivalents at
  the end of the period                                              $ 787,000    $2,281,000
                                                                     =========    ==========
Supplemental schedule of non-cash
 investing and financing activities:

   Increase in fair value of marketable securities                   $(687,000)  $  (477,000)
                                                                     =========    ==========

   Unrealized gain on marketable securities                          $ 687,000   $   477,000
                                                                     =========    ==========

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


   1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1994.

   2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1995, the results of its operations for the three months ended March 31, 1995 and 1994 and its cash flows for the three months then ended.

   3. Certain prior year amounts have been reclassified to conform with the 1995 presentation.

   4. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results expected for the full year.

   5. Marketable securities at March 31, 1995 consist of 274,675 common shares of Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires marketable securities to be classified as trading or available for sale. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at March 31, 1995, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 1995, and a corresponding unrealized gain totaling $1,243,000 as a credit to Partnership equity.

   6. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties. The results of those assessments have not been completed. The Partnership is not presently aware of any environmental matters with respect to any of its properties which would have a materially adverse effect on the Partnership's financial position. Included in administrative expenses on the statement of operations for the three months ended March 31, 1995 is approximately $25,000 incurred in connection with the environmental assessments.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS
   ---------------------

       THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31, 1994:

       The Partnership's net income for the three months ended March 31, 1995 was $290,000 compared to $256,000 for the three months ended March 31, 1994, representing an increase of $34,000 or 13%. The increase is primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

       Rental income was $1,700,000 compared to $1,618,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $82,000 or 5%. This increase is primarily attributable to an increase in rental rates at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 84% for both the three months ended March 31, 1995 and 1994.

       Other income increased $25,000 for the three months ended March 31, 1995 compared to the same period in 1994 as a result of an increase in dividend income on marketable securities of affiliate. The increase is primarily attributable to an increase in the number of shares owned in 1995 compared to the same period in 1994 and an increase in the dividend rate from $.21 to $.22 per quarter per share. Included in Other Income for the three months ended March 31, 1995 and 1994 are $49,000 and $52,000, respectively, of business interruption income on a mini-warehouse facility located in Miami, Florida which was damaged by Hurricane Andrew in August 1992.

       Cost of operations (including management fees paid to affiliate) increased by $53,000 to $550,000 from $497,000 for the three months ended March 31, 1995 and 1994, respectively. This increase is mainly attributable to increases in payroll, utilities and repairs and maintenance costs.

       Administrative expenses increased $25,000 for the three months ended March 31, 1995 compared to the same period in 1994 primarily as a result of cost incurred on environmental assessments on the Partnership's properties. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties. The results of those assessments have not been completed. The Partnership is not presently aware of any environmental matters with respect to any of its properties which would have a materially adverse effect on the Partnership' s financial position.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

       Cash flows from operating activities ($431,000 for the three months ended March 31, 1995) have been sufficient to meet all current obligations of the Partnership. During 1995, the Partnership anticipates approximately $348,000 of capital improvements.

       At March 31, 1995, the Partnership held 274,675 shares of common stock (marketable securities) with a fair value totaling $4,635,000 (cost basis of $3,392,000 at March 31, 1995) in Storage Equities, Inc. ("SEI"), a real estate investment trust whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). The Partnership recognized $60,000 in dividends for the three months ended March 31, 1995 and included this in Other Income on the Condensed Statements of Operations.

       In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to make principal payments that commenced in 1990 and to increase cash reserves in subsequent years through 1998, at which time the remaining principal balance is due.

                          PART II.  OTHER INFORMATION


  Items 1 through 4 are inapplicable.

  Item 5  Other Information
          -----------------

       In April 1995, Public Storage, Inc. completed a cash tender offer for 16,302 of the 40,000 outstanding limited partnership units in the Partnership at $250 per unit.

  Item 6 is inapplicable.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATED: April 28, 1995

                                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                       BY: Public Storage, Inc.
                                           General Partner




                                       BY: /s/ Ronald L. Havner, Jr.
                                           ----------------------------
                                           Ronald L. Havner, Jr.
                                           Vice President and Chief
                                           Financial Officer
                                           (principal accounting and
                                           financial officer)