Form 10-Q/A
period 1995-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 1995-05-08
CIK 225775

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-8908
                       ------

                      PUBLIC STORAGE PROPERTIES IV, LTD.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         California                                            95-3192402
- ------------------------------------------------------       --------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

       600 N. Brand Boulevard
       Glendale, California                                          91203
- ------------------------------------------------------           --------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                                 --------------

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

                                    INDEX


                                                      Page
                                                      ----
PART I.   FINANCIAL INFORMATION
Condensed balance sheets at March 31, 1995
  and December 31, 1994                               2

Condensed statements of operations for the three
  months ended March 31, 1995 and 1994                3

Condensed statement of partners' deficit for the
  three months ended March 31, 1995                   4

Condensed statements of cash flows for the
  three months ended March 31, 1995 and 1994          5

Notes to condensed financial statements             6-7

Management's discussion and analysis of
  financial condition and results of operations     8-9

PART II.  OTHER INFORMATION                          10

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                    March 31,      December 31,
                                                      1995            1994
                                                    ---------      ------------
                                                   (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                           $   787,000    $   551,000
Marketable securities of affiliate
   (cost of $3,392,000)                               4,635,000      3,948,000
Rent and other receivables                              103,000         88,000


Real estate facilities at cost:
   Buildings and equipment                           14,720,000     14,703,000
   Land                                               5,256,000      5,256,000
                                                    -----------    -----------
                                                     19,976,000     19,959,000

   Less accumulated depreciation                     (8,641,000)    (8,461,000)
                                                    -----------    -----------
                                                     11,335,000     11,498,000
                                                    -----------    -----------

Other assets                                            398,000        420,000
                                                    -----------    -----------

      Total assets                                  $17,258,000    $16,505,000
                                                    -----------    -----------

                       LIABILITIES AND PARTNERS' DEFICIT
                       ---------------------------------

Accounts payable                                   $     42,000    $     48,000
Advances to reconstruct real estate facility            237,000         237,000
Deferred revenue                                        252,000         292,000
Mortgage note payable                                27,908,000      28,086,000

Partners' deficit:
   Limited partners' deficit, $500 per
      unit, 40,000 units authorized,
      issued and outstanding                         (9,215,000)     (9,430,000)
   General partners' deficit                         (3,209,000)     (3,284,000)
   Unrealized gain on marketable
      securities                                      1,243,000         556,000
                                                   ------------    ------------

   Total partners' deficit                          (11,181,000)    (12,158,000)
                                                   ------------    ------------

   Total liabilities and partners' deficit         $ 17,258,000    $ 16,505,000
                                                   ------------    ------------


                            See accompanying notes

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               Three Months Ended
                                                                   March 31,
                                                            -------------------------
                                                                1995         1994
                                                            ----------    -----------
                                                                          (Restated)
REVENUES:

Rental income                                                $1,700,000   $1,618,000
Dividends and other income (including dividends
  from marketable securities of affiliate)                      118,000       93,000
                                                             ----------   ----------

                                                              1,818,000    1,711,000
                                                             ----------   ----------


COSTS AND EXPENSES:

Cost of operations                                              448,000      399,000
Management fees paid to affiliate                               102,000       98,000
Depreciation and amortization                                   180,000      168,000
Administrative                                                   41,000       16,000
Interest expense                                                757,000      774,000
                                                             ----------   ----------

                                                              1,528,000    1,455,000
                                                             ----------   ----------

NET INCOME                                                   $  290,000   $  256,000
                                                             ----------   ----------

Limited partners'
   share of net income
   ($7.18 per unit in 1995
    and $6.33 per unit in 1994)                              $  287,000   $  253,000

General partners' share
   of net income                                                  3,000        3,000
                                                             ----------   ----------

                                                             $  290,000   $  256,000
                                                             ==========   ==========

                            See accompanying notes

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                                                  Unrealized
                                                                   Gain on         Total
                                     Limited         General      Marketable     Partners'
                                     Partners       Partners      Securities      Deficit
                                   ------------   ------------    ----------   -------------

Balance at December 31, 1994       $(9,430,000)    $(3,284,000)   $  556,000   $(12,158,000)
Unrealized gain on marketable
     securities                              -               -       687,000        687,000
Net income                             287,000           3,000             -        290,000
Equity transfer                        (72,000)         72,000             -              -
                                   -----------     -----------    ----------   ------------
Balance at March 31, 1995          $(9,215,000)    $(3,209,000)   $1,243,000   $(11,181,000)
                                   ===========     ===========    ==========   ============

                            See accompanying notes

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
                                                                     =========    ==========


Supplemental schedule of non-cash
 investing and financing activities:


   Increase in fair value of marketable securities                   $(687,000)  $  (477,000)
                                                                     ---------   -----------

   Unrealized gain on marketable securities                          $ 687,000   $   477,000
                                                                     =========   ===========

                            See accompanying notes

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

  Item 6  Exhibits and Reports on Form 8-K.
          ---------------------------------

       (a)  The following exhibit is included herein:
            (27) Financial Data Schedule

       (b)  Form 8-K
            None

                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATED: May 3, 1995

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