Form 10-Q
period 1995-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 1995-08-08
CIK 225775

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1995

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-8908
                       ------

                      PUBLIC STORAGE PROPERTIES IV, LTD.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                    95-3192402
-----------------------------------------      ------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                  Identification Number)

       600 N. Brand Boulevard
       Glendale, California                              91203
-----------------------------------------      -------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (818) 244-8080
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

                                    INDEX



                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at June 30, 1995
    and December 31, 1994                                                 2

  Condensed statements of operations for the three and six
    months ended June 30, 1995 and 1994                                   3

  Condensed statement of partners' deficit for the
    six months ended June 30, 1995                                        4

  Condensed statements of cash flows for the
    six months ended June 30, 1995 and 1994                               5

  Notes to condensed financial statements                               6-7

  Management's discussion and analysis of
    financial condition and results of operations                      8-10

PART II.  OTHER INFORMATION                                           11-12

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS

                                                      June 30,     December 31,
                                                        1995          1994
                                                    -----------    ------------
                                                    (Unaudited)
                ASSETS
                ------
Cash and cash equivalents                           $ 1,110,000    $   551,000
Marketable securities of affiliate
   (cost of $3,392,000)                               4,498,000      3,948,000
Rent and other receivables                              108,000         88,000


Real estate facilities at cost:
   Buildings and equipment                           14,780,000     14,703,000
   Land                                               5,256,000      5,256,000
                                                    -----------    -----------
                                                     20,036,000     19,959,000

   Less accumulated depreciation                     (8,822,000)    (8,461,000)
                                                    -----------    -----------
                                                     11,214,000     11,498,000
                                                    -----------    -----------

Other assets                                            376,000        420,000
                                                    -----------    -----------

      Total assets                                  $17,306,000    $16,505,000
                                                    ===========    ===========

                    LIABILITIES AND PARTNERS' DEFICIT
                    ---------------------------------

Accounts payable                                   $     88,000    $    48,000
Advances to reconstruct real estate facility                  -        237,000
Deferred revenue                                        240,000        292,000
Mortgage note payable                                27,725,000     28,086,000

Partners' deficit:
   Limited partners' deficit, $500 per
      unit, 40,000 units authorized,
      issued and outstanding                         (8,792,000)    (9,430,000)
   General partners' deficit                         (3,061,000)    (3,284,000)
   Unrealized gain on marketable
      securities                                      1,106,000        556,000
                                                   ------------   ------------

   Total partners' deficit                          (10,747,000)   (12,158,000)
                                                   ------------   ------------

   Total liabilities and partners' deficit         $ 17,306,000   $ 16,505,000
                                                   ============   ============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                Three Months Ended            Six Months Ended
                                                      June 30,                     June 30,
                                            --------------------------    ------------------------
                                               1995            1994          1995          1994
                                            ----------      ----------    ----------    ----------
REVENUES:

Rental income                               $1,759,000      $1,620,000    $3,459,000    $3,238,000
Dividends from marketable
 securities of affiliate                        60,000          39,000       121,000        78,000
Other income                                   247,000         101,000       304,000       146,000
                                            ----------      ----------    ----------    ----------
                                             2,066,000       1,760,000     3,884,000     3,462,000
                                            ----------      ----------    ----------    ----------


COSTS AND EXPENSES:

Cost of  operations                            438,000         412,000       886,000       802,000
Management fees paid to affiliate              106,000          97,000       208,000       195,000
Depreciation and amortization                  181,000         170,000       361,000       338,000
Administrative                                  19,000          14,000        60,000        30,000
Interest expense                               751,000         770,000     1,508,000     1,544,000
                                            ----------      ----------    ----------    ----------
                                             1,495,000       1,463,000     3,023,000     2,909,000
                                            ----------      ----------    ----------    ----------

NET INCOME                                  $  571,000      $  297,000    $  861,000    $  553,000
                                            ==========      ==========    ==========    ==========

Limited partners' share of net income
  ($21.28 per unit in 1995 and
  $13.68 per unit in 1994)                                                $  851,000    $  547,000
General partners' share of net income                                         10,000         6,000
                                                                          ----------    ----------
                                                                          $  861,000    $  553,000
                                                                          ==========    ==========

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                                                   Unrealized
                                                                    Gain on         Total
                                      Limited         General      Marketable     Partners'
                                     Partners        Partners      Securities      Deficit
                                   -------------   -------------   ----------   -------------

Balance at December 31, 1994        $(9,430,000)    $(3,284,000)   $  556,000   $(12,158,000)
Unrealized gain on marketable
     securities                               -               -       550,000        550,000
Net income                              851,000          10,000             -        861,000
Equity transfer                        (213,000)        213,000             -              -
                                    -----------     -----------    ----------   ------------
Balance at June 30, 1995            $(8,792,000)    $(3,061,000)   $1,106,000   $(10,747,000)
                                    ===========     ===========    ==========   ============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          Six Months Ended
                                                                              June 30,
                                                                     --------------------------
                                                                         1995          1994
                                                                     ------------   -----------
Cash flows from operating activities:

      Net income                                                      $  861,000    $  553,000

      Adjustments to reconcile net
            income to net cash provided
            by operating activities:

        Depreciation and amortization                                    361,000       338,000
        Decrease in advances to reconstruct real estate facility        (236,000)            -
        (Increase) decrease in rent and other receivables                (20,000)       80,000
        Decrease in other assets                                          44,000        41,000
        Increase (decrease) in accounts payable                           40,000      (415,000)
        Decrease in deferred revenue                                     (52,000)     (202,000)
                                                                      ----------    ----------

            Total adjustments                                            137,000      (158,000)
                                                                      ----------    ----------

            Net cash provided by operating activities                    998,000       395,000
                                                                      ----------    ----------

Cash flows from investing activities:

      Insurance proceeds relating to damaged
        real estate facility                                                   -       837,000
      Purchase of marketable securities                                        -      (693,000)
      Expenditures to reconstruct damaged
        real estate facility                                              (1,000)     (968,000)
      Additions to real estate facilities                                (77,000)      (99,000)
                                                                      ----------    ----------

            Net cash used in investing activities                        (78,000)     (923,000)
                                                                      ----------    ----------

Cash flows from financing activities:


      Principal payments on mortgage note payable                       (361,000)     (325,000)
                                                                      ----------    ----------

            Net cash used in financing activities                       (361,000)     (325,000)
                                                                      ----------    ----------

Net increase (decrease) in
  cash and cash equivalents                                              559,000      (853,000)

Cash and cash equivalents at
  the beginning of the period                                            551,000     2,807,000
                                                                      ----------    ----------

Cash and cash equivalents at
  the end of the period                                               $1,110,000    $1,954,000
                                                                      ==========    ==========
Supplemental schedule of non-cash
 investing and financing activities:

   Increase in fair value of marketable securities                     $(550,000)  $  (684,000)
                                                                       =========   ===========
   Unrealized gain on marketable securities                            $ 550,000  $   684,000
                                                                       =========  ===========

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

   2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1995, the results of its operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months then ended.

   3. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results expected for the full year.

   4. Marketable securities at June 30, 1995 consist of 274,675 common shares of Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires marketable securities to be classified as trading or available for sale. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at June 30, 1995, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 1995, and a corresponding unrealized gain totaling $1,106,000 as a credit to Partnership equity.

   5. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the six month period ended June 30, 1995, the Partnership completed environmental assessments on its properties. Those assessments indicate that the Partnership's property sites do not have any significant environmental issues which would have a materially adverse effect on the Partnership's financial position. Included in administrative expenses on the statement of operations for the six months ended June 30, 1995 is approximately $25,000 incurred in connection with the environmental assessments.

   6. In 1993, the Partnership reached a settlement with its insurance carrier for damage sustained to the property located in Miami, Florida from Hurricane Andrew in August 1992 and for business interruption while the facility was being reconstructed. The settlement provided for the payment of $2,987,000 consisting of (i) reconstruction and related costs of the facility and (ii) business interruption. The insurance proceeds received with respect to reconstruction were recorded on the balance sheet as "Advances to reconstruct real estate facility" and has been reduced by the amount of actual costs paid with respect to the reconstruction of the facility. The facility recommenced operations in October 1994 and the reconstruction of the facility was completed in the second quarter of 1995. The balance of $236,000 in Advances to Reconstruct Real Estate Facility was recognized as income during the second quarter of 1995 and is included in Other income on the Condensed Statements of Operations.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   RESULTS OF OPERATIONS
   ---------------------
       THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1994:

       The Partnership's net income for the six months ended June 30, 1995 and 1994 was $861,000 and $553,000, respectively, representing an increase of $308,000 or 56%. Net income for the three months ended June 30, 1995 and 1994 was $571,000 and $297,000, respectively, representing an increase of $274,000 or 92%. The increase for the three months ended June 30, 1995 is primarily attributed to $236,000 of income recognized as a result of actual cost being lower than amounts received from insurance proceeds to reconstruct a real estate facility located in Miami, Florida which was damaged by Hurricane Andrew in August 1992 (see Note 6 in the Notes to Condensed Financial Statements). Also contributing to the increase in net income for both the three and six months ended June 30, 1995 is an increase in operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

       Rental income was $3,459,000 compared to $3,238,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $221,000 or 7%. Rental income was $1,759,000 compared to $1,620,000 for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $139,000 or 9%. These increases are primarily attributable to an increase in rental rates at the Partnership's mini-warehouse facilities offset by a slight decrease in occupancy levels. The weighted average occupancy levels at the mini-warehouse facilities were 84% and 86% for the six months ended June 30, 1995 and 1994, respectively. Realized rent for the six months ended June 30, 1995 increased to $.78 per occupied square foot from $.75 per occupied square foot for the six months ended June 30, 1994.

       Other income increased $158,000 for the six months ended June 30, 1995 compared to the same period in 1994. Other income increased $146,000 for the three months ended June 30, 1995 compared to the same period in 1994. The increase for the six months ended June 30, 1995 is attributable to the recognition of $236,000 in income from unused insurance proceeds, as discussed above, offset by a lower amount of business interruption income recognized in 1995 over 1994. Included in Other income for the six months ended June 30, 1995 and 1994 are $49,000 and $131,000, respectively, of business interruption income. The increase for the three months ended June 30, 1995 over 1994 is primarily due to the recognition of the $236,000 in unused insurance proceeds in 1995 and business interruption income of $88,000 in 1994. No business interruption income was recognized in the second quarter of 1995.

       Dividend income from marketable securities of affiliate increased $43,000 and $21,000 for the six and three month periods ended June 30, 1995, respectively, compared to the same periods in 1994. These increases are attributable to an increase in the number of shares owned in 1995 compared to the same periods in 1994 and an increase in the dividend rate from $.21 to $.22 per quarter per share.

       Cost of operations (including management fees paid to affiliate) increased $97,000 to $1,094,000 from $997,000 for the six months ended June 30, 1995 and 1994, respectively. Cost of operations increased $35,000 to $544,000 from $509,000 for the three months ended June 30, 1995 and 1994, respectively. These increases are mainly attributable to increases in payroll, utilities and repairs and maintenance costs.

       Administrative expenses increased $30,000 for the six months ended June 30, 1995 compared to the same period in 1994 primarily as a result of cost incurred on environmental assessments on the Partnership's properties. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties and incurred $25,000 in connection with those assessments. Those assessments indicate that the Partnership's property sites do not have any significant environmental issues which would have a materially adverse effect on the Partnership's financial position.

       Interest expense decreased $36,000 for the six months ended June 30, 1995 compared to the same period in 1994 due primarily to a lower outstanding loan balance in 1995 over 1994.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

       Cash flows from operating activities ($998,000 for the six months ended June 30, 1995) have been sufficient to meet all current obligations of the Partnership. During 1995, the Partnership anticipates approximately $348,000 of capital improvements, of which $78,000 has been incurred through June 30, 1995.

       At June 30, 1995, the Partnership held 274,675 shares of common stock (marketable securities) with a fair value totaling $4,498,000 (cost basis of $3,392,000 at June 30, 1995) in Storage Equities, Inc. ("SEI"), a real estate investment trust whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). The Partnership recognized $121,000 in dividends for the six months ended June 30, 1995 and included this in Other income on the Condensed Statements of Operations.

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



                                       DATED: August 4, 1995

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