Form 10-Q
period 1995-09-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 1995-11-13
CIK 225775

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1995

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-8908
                       ------

                      PUBLIC STORAGE PROPERTIES IV, LTD.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                                       95-3192402
----------------------------------------                ----------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                      Identification Number)

         600 N. Brand Boulevard
          Glendale, California                                   91203
----------------------------------------                ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:          (818) 244-8080
                                                        ----------------------



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

                                    INDEX



                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at September 30, 1995
    and December 31, 1994                                                     2

  Condensed statements of operations for the three and nine
    months ended September 30, 1995 and 1994                                  3

  Condensed statement of partners' deficit for the
    nine months ended September 30, 1995                                      4

  Condensed statements of cash flows for the
    nine months ended September 30, 1995 and 1994                             5

  Notes to condensed financial statements                                   6-8

  Management's discussion and analysis of
    financial condition and results of operations                          9-11


PART II.  OTHER INFORMATION                                               12-13

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS

                                                                        September 30,        December 31,
                                                                            1995                1994
                                                                        -------------        ------------
                                                                         (Unaudited)
                  ASSETS
                  ------

Cash and cash equivalents                                               $ 1,416,000          $    551,000
Marketable securities of affiliate (cost of $3,392,000)                   5,116,000             3,948,000
Rent and other receivables                                                  109,000                88,000

Real estate facilities at cost:
   Buildings and equipment                                               14,991,000            14,703,000
   Land                                                                   5,256,000             5,256,000
                                                                        -----------          ------------
                                                                         20,247,000            19,959,000

   Less accumulated depreciation                                         (9,010,000)           (8,461,000)
                                                                        -----------          ------------
                                                                         11,237,000            11,498,000
                                                                        -----------          ------------

Other assets                                                                353,000               420,000
                                                                        -----------          ------------

      Total assets                                                      $18,231,000          $ 16,505,000
                                                                        ===========          ============
         LIABILITIES AND PARTNERS' DEFICIT
         ---------------------------------

Accounts payable                                                        $   200,000          $     48,000
Advances to reconstruct real estate facility                                      -               237,000
Deferred revenue                                                            239,000               292,000
Mortgage note payable                                                    27,538,000            28,086,000

Partners' deficit:
   Limited partners' deficit, $500 per unit, 40,000 units
      authorized, issued and outstanding                                 (8,508,000)           (9,430,000)
   General partners' deficit                                             (2,962,000)           (3,284,000)
   Unrealized gain on marketable securities                               1,724,000               556,000
                                                                        -----------          ------------

   Total partners' deficit                                               (9,746,000)          (12,158,000)
                                                                        -----------          ------------

   Total liabilities and partners' deficit                              $18,231,000          $ 16,505,000
                                                                        ===========          ============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,                September 30,
                                                            ---------------------------   ---------------------------
                                                                1995             1994         1995             1994
                                                            -----------      ----------   -----------      ----------
REVENUES:
Rental income                                               $1,798,000       $1,699,000    $5,257,000      $4,937,000
Dividends from marketable securities of affiliate               60,000           39,000       181,000         116,000
Other income                                                    16,000           73,000       320,000         220,000
                                                            ----------       ----------    ----------      ----------
                                                             1,874,000        1,811,000     5,758,000       5,273,000
                                                            ----------       ----------    ----------      ----------

COSTS AND EXPENSES:

Cost of operations                                             429,000          397,000     1,315,000       1,199,000
Management fees paid to affiliate                              108,000          111,000       316,000         306,000
Depreciation and amortization                                  187,000          175,000       548,000         513,000
Administrative                                                  20,000           20,000        80,000          50,000
Interest expense                                               747,000          766,000     2,255,000       2,310,000
                                                            ----------       ----------    ----------      ----------
                                                             1,491,000        1,469,000     4,514,000       4,378,000
                                                            ----------       ----------    ----------      ----------

NET INCOME                                                  $  383,000       $  342,000    $1,244,000      $  895,000
                                                            ----------       ----------    ----------      ----------

Limited partners' share of net income ($30.75 per
   unit in 1995 and $22.13 per unit in 1994)                                               $1,230,000      $  885,000
General partners' share of net income                                                          14,000          10,000
                                                                                           ----------      ----------

                                                                                           $1,244,000      $  895,000
                                                                                           ==========      ==========

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                  (UNAUDITED)

                                                                                                       Unrealized
                                                                                                        Gain on       Total
                                                                         Limited         General      Marketable     Partners'
                                                                        Partners        Partners      Securities      Deficit
                                                                      -------------   -------------   ----------   --------------
Balance at December 31, 1994                                           $(9,430,000)    $(3,284,000)   $  556,000    $(12,158,000)
Change in unrealized gain on marketable securities                               -               -     1,168,000       1,168,000
Net income                                                               1,230,000          14,000             -       1,244,000
Equity transfer                                                           (308,000)        308,000             -               -
                                                                       -----------     -----------    ----------    ------------
Balance at September 30, 1995                                          $(8,508,000)    $(2,962,000)   $1,724,000    $ (9,746,000)
                                                                       -----------     -----------    ----------    ------------

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                    -----------------------------------
                                                                                        1995                   1994
                                                                                    ------------           ------------

Cash flows from operating activities:

        Net income                                                                  $ 1,244,000            $   895,000

        Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation and amortization                                                   549,000                513,000
        Decrease in advances to reconstruct real estate facility                       (236,000)                     -
        (Increase) decrease in rent and other receivables                               (21,000)                50,000
        Decrease in other assets                                                         67,000                 66,000
        Increase (decrease) in accounts payable                                         152,000               (242,000)
        Decrease in deferred revenue                                                    (53,000)              (293,000)
                                                                                    -----------            -----------

            Total adjustments                                                           458,000                 94,000
                                                                                    -----------            -----------

            Net cash provided by operating activities                                 1,702,000                989,000
                                                                                    -----------            -----------

Cash flows from investing activities:

        Insurance proceeds relating to damaged real estate facility                           -                837,000
        Purchase of marketable securities                                                     -               (693,000)
        Expenditures to reconstruct damaged real estate facility                         (1,000)            (1,282,000)
        Additions to real estate facilities                                            (288,000)              (263,000)
                                                                                    -----------            -----------

            Net cash used in investing activities                                      (289,000)            (1,401,000)
                                                                                    -----------            -----------

Cash flows from financing activities:

        Principal payments on mortgage note payable                                    (548,000)              (494,000)
                                                                                    -----------            -----------

            Net cash used in financing activities                                      (548,000)              (494,000)
                                                                                    -----------            -----------

Net increase (decrease) in cash and cash equivalents                                    865,000               (906,000)

Cash and cash equivalents at the beginning of the period                                551,000              2,807,000
                                                                                    -----------            -----------

Cash and cash equivalents at the end of the period                                  $ 1,416,000            $ 1,901,000
                                                                                    ===========            ===========

Supplemental schedule of non-cash investing and financing activities:

        Increase in fair value of marketable securities                             $(1,168,000)           $  (592,000)
                                                                                    ===========            ===========

        Unrealized gain on marketable securities                                    $ 1,168,000            $   592,000
                                                                                    ===========            ===========

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1995, the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at September 30, 1995 consist of 274,675 common shares of Storage Equities, Inc. ("SEI"), a publicly traded real estate investment trust whose investment advisor is an affiliate of Public Storage, Inc. ("PSI"), a general partner of the Partnership. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" requires marketable securities to be classified as trading or available for sale. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at September 30, 1995, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 30, 1995, and a corresponding unrealized gain totaling $1,724,000 as a credit to Partnership equity.

5. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the six month period ended June 30, 1995, the Partnership completed environmental assessments on its properties. Those assessments indicate that the Partnership's property sites do not have any significant environmental issues which would have a materially adverse effect on the Partnership's financial position. Included in administrative expenses on the statement of operations for the nine months ended September 30, 1995 is approximately $25,000 incurred in connection with the environmental assessments.

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

7. PSI, a general partner of the Partnership, and Public Storage Management, Inc. ("PSMI"), the Partnership's mini-warehouse property manager, have entered into an Agreement and Plan of Reorganization by and among PSI, PSMI and SEI, dated as of June 30, 1995, pursuant to which PSMI would be merged into SEI. Prior to the merger, substantially all of the United States real estate interests of PSI, together with Public Storage Commercial Properties Group, Inc. and Public Storage Advisers, Inc. (SEI's investment adviser), will be combined with PSMI. Upon completion of the merger, which is scheduled to occur in November 1995, SEI would replace PSI as a general partner of the Partnership. After the merger, B. Wayne Hughes would continue as a general partner of the Partnership. The merger is subject to a number of conditions.

    In November 1995, the Management Agreement with PSMI was amended to provide that upon demand from PSMI or SEI made prior to December 15, 1995, the Partnership agrees to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment.

                      PUBLIC STORAGE PROPERTIES IV, LTD.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994:

     The Partnership's net income for the nine months ended September 30, 1995 and 1994 was $1,244,000 and $895,000, respectively, representing an increase of $349,000 or 39%. Net income for the three months ended September 30, 1995 and 1994 was $383,000 and $342,000, respectively, representing an increase of $41,000 or 12%. The increase for the nine months ended September 30, 1995 is primarily attributed to $236,000 of income recognized as a result of actual cost being lower than amounts received from insurance proceeds to reconstruct a real estate facility located in Miami, Florida which was damaged by Hurricane Andrew in August 1992 (see Note 6 in the Notes to Condensed Financial Statements). Also contributing to the increase in net income for both the three and nine months ended September 30, 1995 is an increase in operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

     Rental income was $5,257,000 compared to $4,937,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $320,000 or 6%. Rental income was $1,798,000 compared to $1,699,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $99,000 or 6%. These increases are primarily attributable to an increase in rental rates at the Partnership's mini-warehouse facilities offset by a slight decrease in occupancy levels. The weighted average occupancy levels at the mini-warehouse facilities were 85% and 86% for the nine months ended September 30, 1995 and 1994, respectively.

     Other income increased $100,000 for the nine months ended September 30, 1995 compared to the same period in 1994. Other income decreased $57,000 for the three months ended September 30, 1995 compared to the same period in 1994. The increase for the nine months ended September 30, 1995 is attributable to the recognition of $236,000 in income from unused insurance proceeds, as discussed above, offset by a lower amount of business interruption income recognized in 1995 over 1994. Included in Other income for the nine months ended September 30, 1995 and 1994 are $49,000 and $188,000, respectively, of business interruption income. The decrease for the three months ended September 30, 1995 over 1994 is primarily due to the recognition of $57,000 in business interruption income in the third quarter of 1994. No business interruption income was recognized in the third quarter of 1995.

     Dividend income from marketable securities of affiliate increased $65,000 and $21,000 for the nine and three month periods ended September 30, 1995, respectively, compared to the same periods in 1994. These increases are attributable to an increase in the number of shares owned in 1995 compared to the same periods in 1994 and an increase in the dividend rate from $.21 to $.22 per quarter per share.

     Cost of operations (including management fees paid to affiliate) increased $126,000 to $1,631,000 from $1,505,000 for the nine months ended September 30, 1995 and 1994, respectively. Cost of operations increased $29,000 to $537,000 from $508,000 for the three months ended September 30, 1995 and 1994, respectively. These increases are mainly attributable to increases in payroll, utilities and repairs and maintenance costs.

     Administrative expenses increased $30,000 for the nine months ended September 30, 1995 compared to the same period in 1994 primarily as a result of cost incurred on environmental assessments on the Partnership's properties. Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the first quarter of 1995, the Partnership commenced environmental assessments on its properties and incurred $25,000 in connection with those assessments. Those assessments indicate that the Partnership's property sites do not have any significant environmental issues which would have a materially adverse effect on the Partnership's financial position.

     Interest expense decreased $55,000 for the nine months ended September 30, 1995 compared to the same period in 1994 due primarily to a lower outstanding loan balance in 1995 over 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($1,702,000 for the nine months ended September 30, 1995) have been sufficient to meet all current obligations of the Partnership. During 1995, the Partnership anticipates approximately $348,000 of capital improvements, of which $288,000 has been incurred through September 30, 1995.

     At September 30, 1995, the Partnership held 274,675 shares of common stock (marketable securities) with a fair value totaling $5,116,000 (cost basis of $3,392,000 at September 30, 1995) in Storage Equities,

Inc. ("SEI"), a real estate investment trust whose investment advisor is an affiliate of Public Storage, Inc. (a general partner of the Partnership). The Partnership recognized $181,000 in dividends for the nine months ended September 30, 1995. SEI's stock price per share, as of September 30, 1995, has increased $6.30 over the Partnership's cost resulting in a $1,724,000 increase in the aggregate value of the securities.

     In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to make principal payments that commenced in 1990 and to increase cash reserves in subsequent years through 1998, at which time the remaining principal balance is due.

                          PART II.  OTHER INFORMATION


Items 1 through 5 are inapplicable.

Item 6  Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a)  The following exhibits are included herein:
             (10) Amendment to Management Agreement among Public Storage
                  Management, Inc., Storage Equities, Inc. and the Partnership, dated as of November 13, 1995.

             (27) Financial Data Schedule

        (b)  Form 8-K
             None

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       DATED: November 13, 1995

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