Form 10-K
period 1995-12-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 1996-03-27
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from            to
                              -----------    -------------

Commission File Number 0-8908

                       PUBLIC STORAGE PROPERTIES IV, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                               95-3192402
-------------------------------                           ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

       600 N. Brand Boulevard
       Glendale, California                                          91203
---------------------------------------                     -------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                        --    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to the form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1. Business.
        ---------
General
-------

     Public Storage Properties IV, Ltd., (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in December 1977. The Partnership raised $20,000,000 in gross proceeds by selling 40,000 units of limited partnership interest ("Units") in an interstate offering, which commenced in May, 1978 and was completed in November, 1978.

     In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. (which was one of the Partnership's general partners) ("Old PSI") and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a real estate investment trust organized as a California corporation. In the PSMI Merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and became a co-general partner of the Partnership and the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners are PSI and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners"). Hughes has been a general partner of the Partnership since its inception. Hughes is chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI.

     The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the operation or conduct of its business and affairs.

     The Partnership's objectives are to (i) maximize the potential for appreciation in value of the Partnership's properties and (ii) generate sufficient cash flow from operations to pay all expenses, including the payment of interest to Noteholders. All of the properties were financed in September, 1988.

     The term of the Partnership is until all properties have been sold and, in any event, not later than December 31, 2038.

Investments in Facilities
-------------------------
     At December 31, 1995, the Partnership owned 17 properties in two states.

     The  Partnership  believes that its operating  results have  benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased since 1988 while consumer demand has increased. In addition, in recent years consolidation has occurred in the fragmented mini-warehouse industry.

     Mini-warehouses are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

     Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Mini-warehouses in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     The Partnership experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

     The Partnership's mini-warehouses are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership does not intend to convert its mini-warehouses to other uses.

Operating Strategies
--------------------
     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     Capitalize on "Public Storage's" name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. In the past eight years, in excess of $56 million has been expended promoting the "Public Storage" name. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI believes that it is the only mini-warehouse operator regularly using television advertising in several major markets around the country, and its in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. In addition, PSI offers a toll-free referral system, 800-44-STORE, which services approximately 100,000 calls per year from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has remained stable at 85% in 1994 and 1995. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     Professional property operation. In addition to the approximately 120 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 107 district managers, 14 regional managers and three divisional managers (with an average of 12 years' experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 11 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Property Operator."


Property Operator
-----------------
     The Partnership's mini-warehouses are managed by PSI (as successor-in-interest to PSMI) under a Management Agreement (as amended, the "Management Agreement", which term shall include the Amended Management Agreement dated as of February 21, 1995).

     Under the supervision of the Partnership, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI engages, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, real estate investment trusts or other entities owning facilities operated by PSI.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI attempts to achieve economies by combining the resources of the various facilities that it operates. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

     PSI has developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs except as described below. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     The Management Agreement provides that the Management Agreement may be terminated without cause upon 60 days' written notice by the Partnership and upon seven years' written notice by PSI. The Management Agreement may also be terminated at any time by either party for cause, but if terminated for cause by the Partnership, the Partnership retains the right to use the service marks and related designs until a date seven years after such termination.

Competition
-----------
     Competition in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI, and the "Public Storage" name, should enable the Partnership to continue to compete effectively with other entities.


Other Business Activities
-------------------------
     A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Partnership's mini-warehouses. The Partnershipbelieves that the availability of insurance reduces the potential liability of the Partnership to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

     A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------
     There are 54 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel.


ITEM 2.  PROPERTIES.
         ----------
     The following table sets forth information as of December 31, 1995 about properties owned by the Partnership:

                                            Net               Number             Date
                            Size of       Rentable              of                of             Completion
  Location                  Parcel          Area              Spaces            Purchase            Date
  --------                  ------          ----              ------            --------            ----

CALIFORNIA
Azusa                      5.85           105,000             941               July 14,         Nov. 1978
                           acres             sq. ft.                              1978

Concord                    2.87           52,000              525               June 20,         Jan. 1979
                           acres             sq. ft.                              1978

Oakland                    1.97           41,000              372               Oct. 11,         Apr. 1979
                           acres             sq. ft.                              1978

Pasadena                   1.82           37,000              338               July 19,         Nov. 1978
                           acres             sq. ft.                              1978

Redlands                   3.44           63,000              580               Aug. 24,         Feb. 1979
                           acres             sq. ft.                              1978

Richmond                   1.82           35,000              352               Aug. 23,         Mar. 1979
                           acres             sq. ft.                              1978

Riverside                  2.47           45,000              392               Jan. 2,           May 1979
                           acres             sq. ft.                              1979

Sacramento                 2.36           41,000              386               Dec. 14,         Aug. 1979
  Howe Avenue              acres             sq. ft.                              1978

Sacramento                 3.38           44,000              463               Jan. 5,          June 1979
  West Capitol             acres             sq. ft.                              1979

San Carlos                 2.80           51,000              458               Jan. 30,         Oct. 1979
                           acres             sq. ft.                              1979

Santa Clara                4.45           75,000              699               Dec. 22,         June 1979
                           acres             sq. ft.                              1978              and
                                                                                                 July 1981

Tustin                     4.40           67,000              559               July 3,          Dec. 1978
                           acres             sq. ft.                              1978

Florida
Miami                      1.70           29,000              278               Aug. 24,         Jan. 1979
  Airport                  acres             sq. ft.                              1978
  Expressway

Miami (1)                  4.00           46,000              477               Sept. 6,         Apr. 1979
  Cutler Ridge             acres             sq. ft.                              1978


Pembroke Park  (2)         2.35           49,000              446               Sept. 1,          July 1979
                           acres             sq. ft.                              1978

Ft. Lauderdale             2.77           45,000              504               Nov. 9,          Sept. 1979
  I95 & 23 rd Ave.         acres             sq. ft.                              1978

Ft. Lauderdale             3.32           56,000              558               Dec. 4,          Sept. 1979
  I95 & Sunrise            acres             sq. ft.                              1978


     (1) On August 24, 1992, this property was damaged by Hurricane Andrew and, as a result, the facility became idle as of this date. The Partnership has property insurance coverage sufficient to rebuild the facility. In addition, the Partnership has business interruption insurance to cover lost rental income while the facility is idle. The facility has been rebuilt and commenced operations in October 1994.
     (2) In 1995, the Partnership sold approximately 4,729 sq. ft. of this property to the State of Florida under a condemnation proceeding.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership has expensed, as of December 31, 1995, an estimated $26,000 for known environmental remediation requirements.

     The properties are held subject to encumbrances which are described in this report under Note 7 of the Notes to the Financial Statements included in Item 14(a).

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------
     No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1995.


                                     PART II
ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         -------------------------------------------------------------------
     The Partnership has no common stock.

     The Units are not listed on any national securities exchange or quoted on the NASDAQ System, and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly traded partnership" for tax purposes, and (c) because the General Partners have purchased Units. However, the General Partners do not have information regarding the prices at which all secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in certain limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

     In addition, Dean Witter Reynolds Inc., the dealer-manager for the Partnership's initial offering of Units, has certain information with regard to sale transactions in the Units.

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1995, there were approximately 1,543 record holders of Units.

     In April 1995, Old PSI completed a cash tender offer, in which Old PSI acquired 16,292 Units of the 40,000 outstanding limited Partnership Units in the Partnership at $250 per Unit (following acceptance of the Units in the tender offer by Old PSI, Old PSI transferred to Hughes 5,892 Units). As a result of the PSMI merger, PSI owns all of the Units that were owned by Old PSI, and PSI has an option to acquire all of the Units owned by Hughes. As of February 29, 1996, PSI and Hughes owned an aggregate of 18,319 Units (45.8% of the Units).

     Distributions to the general and limited partners of all "Cash Available for Distribution" have been made quarterly. Cash Available for Distribution is generally funds from operations of the Partnership, without deduction for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the general partners) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties. In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its reserves for principal repayments that commenced in 1990 and will continue through 1998, at which time the entire remaining principal balance will be payable.

     Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.


                       PUBLIC STORAGE PROPERTIES IV, LTD.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

For the Year               1995                 1994                 1993                 1992                   1991
Ended December 31,
--------------------------------------------------------------------------------------------------------------------------

Revenues                   $7,629,000           $7,085,000            $6,979,000           $6,743,000           $6,395,000

Depreciation and
  amortization                742,000              692,000               648,000              617,000              577,000

Interest expense            2,967,000            3,071,000             3,137,000            3,197,000            3,256,000

Gain on sale of
  real estate                 125,000              -                     -                     -                   -

Net income                  1,724,000            1,208,000             1,099,000              796,000              441,000

Limited partners'
share                       1,704,000            1,195,000             1,087,000              787,000              403,000

General partners'
share                          20,000               13,000                12,000                9,000               38,000

Limited partners'
  per unit data (1)

    Net income (1)            42.60                29.88                27.18                19.68                10.08

    Cash distributions         -                    -                    -                    -                     2.50

--------------------------------------------------------------------------------
As of December 31,
--------------------------------------------------------------------------------

Cash and cash
  equivalents           $     967,000        $     551,000          $  2,807,000         $  1,125,000         $  1,470,000

Assets                    $18,367,000          $16,505,000           $17,548,000          $14,677,000          $14,788,000

Mortgage note
  payable                 $27,178,000          $28,086,000           $28,754,000          $29,355,000          $28,897,000

     (1) Per unit data is based on the weighted average number of the limited partnership units (40,000) outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ----------------------------------------------------------------------
Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994:
     The Partnership's net income was $1,724,000 in 1995 compared to $1,208,000 in 1994, representing an increase of $516,000. The increase was primarily attributed to (i) $236,000 of income recognized as a result of actual cost being lower than amounts received from insurance proceeds to reconstruct the Miami, Cutler/Ridge facility located in Florida which was damaged by Hurricane Andrew in August 1992 and (ii) $125,000 gain recognized on the sale of a portion of the Partnership's Pembroke, Florida property to the State of Florida in a condemnation proceeding during 1995. Also contributing to the increase in net income was an increase in property net operating income at the Partnership's mini-warehouse facilities combined with decreased interest expense and partially offset by environmental costs incurred on the Partnership's facilities in 1995 (see discussion below).

     During 1995, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $4,076,000 in 1995 compared to $3,923,000 in 1994, representing an increase of $153,000 or 4%. This increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities partially offset by an increase in cost of operations and depreciation expense.

     Rental income was $7,045,000 in 1995 compared to $6,659,000 in 1994, representing an increase of $386,000 or 6%. The increase was primarily attributable to an increase in rental rates at the Partnership's facilities. The weighted average occupancy levels at the mini-warehouse facilities were 85% in 1995 and 1994. The monthly realized rent per occupied square foot averaged $.78 in 1995 compared to $.84 in 1994.

     Other income increased $88,000 in 1995 compared to 1994. This increase was primarily attributable to the recognition of $236,000 in income from unused insurance proceeds, as discussed above, offset by a lower amount of business interruption income recognized in 1995 over 1994. Included in other income is business interruption income of $49,000 in 1995 and $202,000 (net of certain costs and expenses of maintaining the Miami facility) in 1994.

     Dividend income from marketable securities of affiliate increased $70,000 in 1995 compared to 1994. This increase was mainly attributable to an increase in the number of shares owned in 1995 compared to 1994 and an increase in the dividend rate from $.21 to $.22 per quarter per share.

     Cost of operations (including management fees paid to an affiliate) increased $183,000 or 9% to $2,227,000 in 1995 from $2,044,000 in 1994. This increase was primarily attributable to increases in payroll, property tax, security costs, and repairs and maintenance.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership has expensed, as of December 31, 1995, an estimated $26,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Interest   expense  was   $2,967,000  and  $3,071,000  in  1995  and  1994,
respectively, representing a decrease of $104,000 or 3%. The decrease was primarily a result of a lower outstanding loan balance in 1995 compared to 1994.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993:
     The Partnership's net income was $1,208,000 in 1994 compared to $1,099,000 in 1993, representing an increase of $109,000. The increase was primarily due to an increase in property net operating income at the Partnership's mini-warehouse facilities combined with decreased interest expense.

     In 1992, a mini-warehouse facility located in Miami, Florida (Miami/Cutler Ridge) was damaged by Hurricane Andrew. In 1993, the Partnership reached a settlement with its insurance carrier for the damage sustained to the property and for business interruption while the facility was being rebuilt. The Partnership has received approximately $1,025,000 of insurance proceeds relating to business interruption. This amount is being recognized as income over the period from the time the facility was damaged through the time estimated that the project will be fully operating at a stabilized occupancy. Included in other income is business interruption insurance proceeds (net of certain costs and expenses of maintaining the facility) of $202,000 for 1994 and $398,000 for 1993. The facility recommenced operations in October 1994.

     During 1994, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $3,923,000 in 1994 compared to $3,801,000 in 1993, representing an increase of $122,000 or 3%. This increase was primarily attributable to an increase in rental revenue at the Partnership's mini-warehouse facilities partially offset by an increase in cost of operations and depreciation expense.

     Rental income was $6,659,000 in 1994 compared to $6,477,000 in 1993, representing an increase of $182,000 or 3%. The increase was primarily attributable to increased occupancy levels combined with increased rental rates at the Partnership's facilities. The weighted average occupancy levels at the mini-warehouse facilities were 85% in 1994 compared to 81% in 1993. The monthly realized rent per occupied square foot averaged $.84 in 1994 compared to $.78 in 1993.

     Dividend income from marketable securities of affiliate increased $106,000 in 1994 compared to 1993. This increase was mainly attributable to an increase in the number of shares owned in 1994 compared to 1993.

     Cost of operations (including management fees paid to an affiliate) increased $16,000 or 1% to $2,044,000 in 1994 from $2,028,000 in 1993. This increase was primarily attributable to increases in payroll, property tax and repairs and maintenance partially offset by a decrease in advertising expense.

     Interest   expense  was   $3,071,000  and  $3,137,000  in  1994  and  1993,
respectively, representing a decrease of $66,000 or 2%. The decrease was primarily a result of a lower outstanding loan balance in 1994 compared to 1993.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     Cash flows from operating activities ($1,899,000 for the year ended December 31, 1995) have been sufficient to meet all current obligations of the Partnership. During 1996, the Partnership anticipates approximately $371,000 of capital improvements. During 1995, the Partnership's property operator commenced a program to enhance the visual appearance of the mini-warehouse facilities operated by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $37,000 for such enhancements.

     At December 31, 1995, the Partnership held 297,130 (including the November 1995 purchase) shares of common stock (marketable securities) with a fair value totaling $5,645,000 (cost basis of $3,791,000 at December 31, 1995) in Public Storage, Inc. (PSI). In November 1995, the Partnership purchased an additional 22,455 shares of PSI common stock at a cost of $399,000. The Partnership recognized $247,000 in dividends during 1995.

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $265,000.

     In 1995, the Partnership sold a portion of its Pembroke, Florida property under a condemnation proceeding to the State of Florida. The Partnership received sales proceeds of $137,000, which was used to make an unscheduled principal payment on its mortgage note payable.

     In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its reserves for principal payments that commenced in 1990 and increase in subsequent years through 1998, at which time the remaining principal balance is due.

     The distributions in the aggregate to the Limited and General Partners for each of the prior years were as follows:

                           1978                               $    167,000
                           1979                                  1,263,000
                           1980                                  2,196,000
                           1981                                  2,415,000
                           1982                                  2,635,000
                           1983                                  2,964,000
                           1984                                  3,568,000
                           1985                                  4,393,000
                           1986                                  4,314,000
                           1987                                  4,310,000
                           1988                                 32,660,000
                           1989                                    641,000
                           1990                                    371,000
                           1991                                    135,000
                           1992                                       -
                           1993                                       -
                           1994                                       -
                           1995                                       -

     During 1988, the Partnership financed all of its properties with a $30,500,000 loan with fixed interest of 10.47 percent per annum. Net proceeds of $29,360,000 were distributed to the partners in October 1988 and are included in the 1988 distribution. At December 31, 1995, the outstanding balance of the mortgage note was $27,178,000, which matures on October 1, 1998.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------
     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------
     None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
         ---------------------------------------------------

     The Partnership has no directors or executive officers.

     The Partnership's general partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

         Name                            Positions with PSI
-------------------------  ----------------------------------------------------
B. Wayne Hughes            Chairman of the Board and Chief Executive Officer
Harvey Lenkin              President and Director
Ronald L. Havner, Jr.      Senior Vice President and Chief Financial Officer
Hugh W. Horne              Senior Vice President
Obren B. Gerich            Senior Vice President
Marvin M. Lotz             Senior Vice President
Mary Jayne Howard          Senior Vice President
David Goldberg             Senior Vice President
John Reyes                 Vice President and Controller
Sarah Hass                 Vice President and Secretary
Robert J. Abernethy        Director
Dann V. Angeloff           Director
William C. Baker           Director
Uri P. Harkham             Director
Berry Holmes               Director


B. Wayne Hughes, age 62, a general partner of the Partnership, has been a director of PSI since its organization in 1980, and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been a director of
Storage Properties, Inc. ("SPI"), a real estate investment trust whose investment adviser is PSI, since 1989. Since 1990, Mr. Hughes has been Chairman of the Board of Public Storage Properties X, Inc., Public Storage Properties XI, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc., Public Storage Properties XX, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc. (collectively, the "Public Storage Properties REITs"), real estate investment trusts organized by affiliates of PSMI. Mr. Hughes has been active in the real estate investment field for over 25 years.

Harvey Lenkin, age 59, became President and a director of PSI in November 1991. He has been President of the Public Storage Properties REITs since 1990. He was President of PSMI from January 1978 until September 1988, when he became Chairman of the Board of PSMI, and assumed overall responsibility for investment banking and investor relations. In 1989, Mr. Lenkin became President and a director of SPI.

Ronald L. Havner, Jr., age 38, a certified public accountant, became an officer of PSI in 1990, Chief Financial Officer in November 1991, and Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1986 to 1995, and Chief Financial Officer of PSMI and its affiliates from 1991 to November 1995. Mr. Havner has been an officer of SPI since 1989, and Chief Financial Officer of SPI since November 1991. He has been a Vice President of the Public Storage Properties REITs since 1990, and was Controller from 1990 to November 1995 when he became Chief Financial Officer.

Hugh W. Horne, age 51, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992, and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. He is responsible for managing all aspects of property acquisition for PSI. Mr. Horne has been a Vice President of SPI since 1989, and of the Public Storage Properties REITs since 1993.

Obren B. Gerich, age 56, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980, and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. Mr. Gerich has been Vice President and Secretary of SPI since 1989, and was Chief Financial Officer of SPI until November 1991. He has been Vice President and
Secretary of the Public Storage Properties REITs since 1990, and was Chief Financial Officer until November 1995.

Marvin M. Lotz, age 53, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

Mary Jayne Howard, age 50, has had overall responsibility for Public Storage's commercial property operations since December 1985. She became a Senior Vice President of PSI in November 1995.

David Goldberg, age 46, joined PSMI's legal staff in June 1991, rendering services on behalf of the Company and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

John Reyes, age 35, a certified public accountant, joined PSMI in 1990, and has been the Controller of PSI since 1992. He became a Vice President of PSI in November 1995. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

Sarah Hass, age 40, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

Robert J. Abernethy, age 55, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization. He is a member of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority, and a former member of the board of directors of the Metropolitan Water District of Southern California.

Dann V. Angeloff, age 60, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI, and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization. He is a director of Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Royce Medical Company, Seda Specialty Packaging Corp. and SPI.

William C. Baker, age 62, became a director of PSI in November 1991. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Santa Anita Realty Enterprises, Inc., Santa Anita Operating Company and Callaway Golf Company.

Uri P. Harkham, age 47, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

Berry Holmes, age 65, is a private investor. Mr. Holmes has been a director of PSI since its organization. He was President and a director of Financial Corporation of Santa Barbara and Santa Barbara Savings and Loan Association through 1983 and was a consultant with Santa Barbara Savings and Loan Association during 1984. Mr. Holmes is a director of SPI.

     Pursuant to Articles 16 and 17 of the Partnership's Amended Certificate and Agreement of Limited Partnership, a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement File No. 2-60530, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

     Each director of PSI serves until he resigns or is removed from office by the shareholders of PSI, and may resign or be removed from office at any time with or without cause. Each officer of PSI serves until he resigns or is removed by the board of directors of PSI. Any such officer may resign or be removed from office at any time with or without cause.

     There  have  been  no  events  under  any   bankruptcy   act,  no  criminal
proceedings, and no judgments or injunctions material to the evaluation of the ability of any director or executive officer of PSI during the past five years.

     Based on a review of the reports filed under Section 16 (a) of the Securities and Exchange Act of 1934 with respect to the Units that were submitted to the Partnership, the Partnership believes that with respect to the fiscal year ended December 31, 1995, Old PSI (a former General Partner and owner of more than 10% of the Units) and Hughes (a General Partner and owner of more than 10% of the Units) each filed one report on Form 4 which disclosed (in addition to transactions that were timely reported) two transactions that were not timely reported.

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------

     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ---------------------------------------------------------------

     (a) At February 29, 1996, the following persons beneficially owned more than 5% of the Units:

                           Name and Address
Title of Class             of Beneficial Owners                   Beneficial Ownership           Percent of Class
--------------             --------------------                   --------------------           ----------------

Units of Limited               Public Storage, Inc.               18,319 Units (1)               45.8%
Partnership                    600 North Brand Boulevard
Interest                       Glendale, California 91203

Units of Limited               B. Wayne Hughes                      5,892 Units (2)              14.7%
Partnership                    600 North Brand Boulevard
Interest                       Glendale, California 91203


(1) Includes (i) 12,427 Units owned by PSI as to which PSI has sole voting and dispositive power and (ii) 5,892 Units which PSI has an option to acquire (together with other securities) from B. Wayne Hughes as trustee of the B.
     W. Hughes Living Trust and as to which PSI has sole voting power (pursuant to an irrevocable proxy) and no dispositive power.

(2) Units owned by B. Wayne Hughes as trustee of the B. W. Hughes Living Trust as to which Mr. Hughes has sole dispositive power and no voting power; PSI has an option to acquire these Units and an irrevocable proxy to vote these Units (see footnote 1 above).

     (b) The Partnership has no officers and directors. The General Partners contributed $202,000 to the original capital of the Partnership and as a result participate in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 9 Units (0.02% of the Units). The directors and executive officers of PSI (including Hughes), as a group (15 persons), own an aggregate of 5,911 Units, representing 14.8% of the Units (including the 5,892 Units beneficially owned by Hughes as set forth above).

     (c) The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for articles 16, 17 and 21.1 of the Partnership's Amended Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement File No. 2-60530. Those articles provide, in substance, that the limited partners shall have the right, by majority vote, to remove a general partner and that a general partner may designate a successor with the consent of the other general partner and a majority of the limited partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

     The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1986, the partners received cumulative distributions equal to their capital contributions. The Partnership has not made any distributions since the third quarter of 1991.

     The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI (and previously paid PSMI) a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1995, the Partnership paid or accrued fees of $370,000 to PSMI and $53,000 to PSI pursuant to the Management Agreement with respect to 1995 management fees (i.e., exclusive of the prepayment described below).

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $265,000.

     In November 1995, the Partnership purchased 22,455 shares of common stock of PSI from affiliated partnerships for a purchase price of $399,000 (the purchase price per share was equal to the closing price of the PSI common stock on the New York Stock Exchange on the last trading day prior to the sale).


                                     PART IV

ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ---------------------------------------------------------------

          (a) List of Documents filed as part of the Report.
               1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.
               2.   Financial  Statement  Schedules.   See  Index  to  Financial
                    Statements and Financial Statement Schedule.
               3.   Exhibits: See Exhibit Index contained herein.

          (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of fiscal 1995.

          (c) Exhibits: See Exhibit Index contained herein.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                  EXHIBIT INDEX
                                  (Item 14 (c))


3.1 Amended Certificate and Agreement of Limited Partnership. Previously filed with the Securities and Exchange Commission as Exhibit A to the Registrant's Prospectus included in Registration Statement No. 2-60530 and incorporated herein by references.

3.2 Thirty-fifth Amendment to Amended Certificate and Agreement of Limited Partnership. Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

10.1 Amended Management Agreement dated February 21, 1995 between Storage Equities, Inc. and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to Storage Equities, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.2 Loan documents dated September 16, 1988 between the Registrant and The Prudential Insurance Company of America. Previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

27        Financial Data Schedule. Filed herewith.

     SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PUBLIC STORAGE PROPERTIES IV, LTD.,
                                         a California Limited Partnership

Dated:  March  26, 1996           By:    Public Storage, Inc., General Partner


                                  By:    /s/ B Wayne Hughes
                                         ------------------------------------
                                        B. Wayne Hughes, Chairman of the Board

                                  By:    /s/ B Wayne Hughes
                                         ------------------------------------
                                         B. Wayne Hughes, General Partner



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


      Signature                       Capacity                                  Date
---------------------     ----------------------------------------------  -----------------


/s/B. Wayne Hughes       Chairman of the Board and                         March 26, 1996
--------------------     Chief Executive Officer of Public Storage, Inc.
B. Wayne Hughes          (principal executive officer)


/s/Harvey Lenkin         President and Director                            March 26, 1996
--------------------     of Public Storage, Inc.
Harvey Lenkin


/s/Ronald L. Havner, Jr. Senior Vice President and Chief Financial         March 26, 1996
--------------------     Officer of Public Storage, Inc.
Ronald L. Havner, Jr.    (principal financial officer)


/s/John Reyes            Vice President and Controller of Public           March 26, 1996
--------------------     Storage, Inc. (principal accounting officer)
John Reyes


/s/Robert J. Abernethy   Director of Public Storage, Inc.                  March 26,  1996
--------------------
Robert J. Abernethy


/s/Dann V. Angeloff      Director of Public Storage, Inc.                  March 26,  1996
--------------------
Dann V. Angeloff


/s/William C. Baker      Director of Public Storage, Inc.                  March 26,  1996
--------------------
William C. Baker



/s/Uri P. Harkham        Director of Public Storage, Inc.                  March 26,  1996
--------------------
Uri P. Harkham



/s/Berry Holmes          Director of Public Storage, Inc.                  March 26,  1996
--------------------
Berry Holmes

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))



                                                                   Page
                                                                References
                                                                ----------

Report of Independent Auditors                                       F-1


Financial Statements and Schedule:


  Balance Sheets as of December 31, 1995 and 1994                    F-2

  For the years ended December 31, 1995, 1994 and 1993:

    Statements of Income                                             F-3

    Statements of Partners' Deficit                                  F-4

    Statements of Cash Flows                                       F-5 - F-6


    Notes to Financial Statements                                  F-7 - F-10


  Schedule for the years ended December 31, 1995, 1994 and 1993:

   III - Real Estate and Accumulated Depreciation                 F-11 - F-12


     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors




The Partners
Public Storage Properties IV, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties IV, Ltd. as of December 31, 1995 and 1994, and the related statements of income, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties IV, Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                       ERNST & YOUNG LLP


February 27, 1996
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                                 BALANCE SHEETS
                           December 31, 1995 and 1994

                                                     1995             1994
                                                 -----------      -----------
                                     ASSETS

Cash and cash equivalents                          $ 967,000        $ 551,000
Marketable securities of affiliate
      (cost of $3,791,000 in 1995 and
      $3,392,000 in 1994) (Note 2)                 5,645,000        3,948,000
Rent and other receivables                           100,000           88,000


Real estate facilities:
      Buildings and equipment                     15,015,000       14,703,000
      Land                                         5,244,000        5,256,000
                                                 -----------      -----------
                                                  20,259,000       19,959,000

      Less accumulated depreciation               (9,203,000)      (8,461,000)
                                                 -----------      -----------
                                                  11,056,000       11,498,000
                                                 -----------      -----------

Other assets                                         599,000          420,000
                                                 -----------      -----------

           Total assets                          $18,367,000      $16,505,000
                                                 ===========      ===========


                        LIABILITIES AND PARTNERS' DEFICIT

Accounts payable                                  $   81,000        $  48,000
Advances to reconstruct real estate facility              -           237,000
Deferred revenue                                     244,000          292,000
Mortgage note payable                             27,178,000       28,086,000

Partners' deficit:
      Limited partners' deficit, $500 per
           unit, 40,000 units authorized,
           issued and outstanding                 (8,152,000)      (9,430,000)
      General partners' deficit                   (2,838,000)      (3,284,000)
      Unrealized gain on marketable
           securities (Note 2)                     1,854,000          556,000
                                                 -----------      -----------

      Total partners' deficit                     (9,136,000)     (12,158,000)
                                                 -----------      -----------

      Total liabilities and partners' deficit     $18,367,000     $16,505,000
                                                  ===========     ===========

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1995, 1994, and 1993


                                                                  1995              1994                   1993
                                                             -----------           -----------          -----------

REVENUES:

Rental income                                                 $7,045,000            $6,659,000           $6,477,000
Dividends from marketable
   securities of affiliate                                       247,000               177,000               71,000
Other income                                                     337,000               249,000              431,000
                                                             -----------           -----------          -----------
                                                               7,629,000             7,085,000            6,979,000
                                                             -----------           -----------          -----------


COSTS AND EXPENSES:

Cost of operations                                             1,804,000             1,626,000            1,639,000
Management fees paid to affiliate                                423,000               418,000              389,000
Depreciation and amortization                                    742,000               692,000              648,000
Administrative                                                    68,000                70,000               67,000
Environmental cost                                                26,000               -                    -
Interest expense                                               2,967,000             3,071,000            3,137,000
                                                             -----------           -----------          -----------

                                                               6,030,000             5,877,000            5,880,000
                                                             -----------           -----------          -----------

Income before gain on sale of land                             1,599,000               -                    -
Gain on sale of land                                             125,000               -                    -
                                                             -----------           -----------          -----------

NET INCOME                                                    $1,724,000            $1,208,000           $1,099,000
                                                             ===========           ===========          ===========


Limited partners' share of net income
     ($42.60 per unit in 1995, $29.88 per unit
      in 1994, and $27.18 per unit in 1993)                   $1,704,000            $1,195,000           $1,087,000

General partners' share of net income                             20,000                13,000               12,000
                                                             -----------           -----------          -----------

                                                             $ 1,724,000           $ 1,208,000          $ 1,099,000
                                                             ===========           ===========          ===========





                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         STATEMENTS OF PARTNERS' DEFICIT
              For the years ended December 31, 1995, 1994, and 1993


                                                                        Unrealized
                                                                          Gain on              Total
                                         Limited         General        Marketable             Partners
                                         Partners        Partners        Securities            Deficit
                                         --------        --------        ----------            -------

Balance at December 31, 1992        $(11,142,000)    $ (3,879,000)         $    -          $ (15,021,000)
Net income                              1,087,000          12,000               -              1,099,000
Equity transfer                          (272,000)        272,000               -                      -
                                    ------------     ------------         -----------      -------------
Balance at December 31, 1993          (10,327,000)     (3,595,000)              -            (13,922,000)
Unrealized gain on
   marketable securities (Note 2)               -               -             556,000            556,000
Net income                              1,195,000          13,000               -              1,208,000
Equity transfer                          (298,000)        298,000               -                      -
                                    ------------     ------------         -----------      -------------
Balance at December 31, 1994           (9,430,000)     (3,284,000)            556,000        (12,158,000)
Unrealized gain on
   marketable securities (Note 2)               -               -           1,298,000          1,298,000
Net income                              1,704,000          20,000               -              1,724,000
Equity transfer                          (426,000)        426,000               -                      -
                                    ------------     ------------         -----------      -------------
Balance at December 31, 1995         $ (8,152,000)    $(2,838,000)         $1,854,000        $(9,136,000)
                                     ============     ===========          ==========        ===========



                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995, 1994, and 1993


                                                                 1995                 1994                  1993
                                                            ------------           -----------          -----------

Cash flows from operating activities:
      Net income                                              $1,724,000            $1,208,000           $1,099,000

      Adjustments to reconcile net income to
             cash provided by operating activities:

      Gain on sale of land                                      (125,000)              -                    -
      Depreciation and amortization                              742,000               692,000              648,000
      (Increase) decrease in rent and other receivables          (12,000)               62,000             (524,000)
      (Increase) decrease in other assets                       (179,000)               86,000               26,000
      Increase (decrease) in accounts payable                     33,000              (485,000)             (33,000)
      Decrease in advances to reconstruct
        real estate facility                                    (236,000)               -                    -
      Decrease in deferred revenue                               (48,000)             (339,000)              (5,000)
                                                            ------------           -----------          -----------
           Total adjustments                                     175,000                16,000              112,000
                                                            ------------           -----------          -----------
           Net cash provided by operating activities           1,899,000             1,224,000            1,211,000
                                                            ------------           -----------          -----------

Cash flows from investing activities:

      Proceeds from sale of land                                 137,000               -                     -
      Insurance proceeds relating to damaged
          real estate facility                                   -                     837,000            1,934,000
      Purchase of marketable securities of affiliate            (399,000)           (1,907,000)            (283,000)
      Expenditures to reconstruct damaged
          real estate facility                                    (1,000)           (1,415,000)            (282,000)
      Additions to real estate facilities                       (312,000)             (327,000)            (297,000)
                                                            ------------           -----------          -----------
           Net cash (used in) provided by
              investing activities                              (575,000)           (2,812,000)           1,072,000
                                                            ------------           -----------          -----------
Cash flows from financing activities:
      Principal payments on mortgage note payable               (908,000)             (668,000)            (601,000)
                                                            ------------           -----------          -----------
            Net cash used in financing activities                (908,000)             (668,000)            (601,000)
                                                            ------------           -----------          -----------

Net increase (decrease) in cash and cash equivalents             416,000            (2,256,000)           1,682,000

Cash and cash equivalents at the beginning of the year           551,000             2,807,000            1,125,000
                                                            ------------           -----------          -----------
Cash and cash equivalents at the end of the year            $    967,000           $   551,000          $ 2,807,000
                                                            ============           ===========          ===========

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1995, 1994, and 1993
                                   (Continued)


                                                                  1995                  1994                 1993
                                                            --------------          ------------        -------------

Supplemental schedule of non-cash
    investing and financing activities:

      Increase in fair value of
           marketable securities of affiliate                $(1,298,000)            $(556,000)         $   -
                                                            ==============          ============        =============

      Unrealized gain on
           marketable securities of affiliate                $ 1,298,000             $ 556,000          $   -
                                                            ==============          ============        =============

      Increase in rent and other receivables -
           insurance proceeds                                $         -            $       -           $  (289,000)
                                                            ==============          ============        =============

      Increase in deferred revenue                           $         -            $       -           $   289,000
                                                            ==============          ============        =============

      Increase in accounts payable - purchase of
           marketable securities                             $         -            $       -           $   470,000
                                                            ==============          ============        =============


                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


1. DESCRIPTION OF PARTNERSHIP

     Public Storage Properties IV, Ltd. (the "Partnership") was formed with the proceeds of a public offering. The general partners in the Partnership are Public Storage, Inc., formerly known as Storage Equities, Inc. and B. Wayne Hughes ("Hughes"). In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse property operator), Public Storage, Inc. (which was one of the Partnership's general partners) and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger of PSMI into Storage Equities, Inc., a real estate investment trust listed on the New York Stock Exchange. In the PSMI merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. ("PSI") and PSI became a co-general partner of the Partnership and the operator of the Partnership's mini-warehouse properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

Basis of Presentation:
----------------------
     Certain prior years amounts have been reclassified to conform with the 1995 presentation.

Mini-Warehouse Facilities:
--------------------------
     Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings and equipment reflect costs incurred to develop primarily mini-warehouse facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on the straight-line basis over estimated useful lives of 25 and 5 years, respectively.

     Included in real estate facilities is a facility located in Miami, Florida which was damaged by Hurricane Andrew in August 1992. The facility which has a net carrying value of $933,000 at December 31, 1995 (including land of $525,000), was idle from August 1992 through October 1994, when operations recommenced.

     In 1995, the Partnership sold a portion of its Pembroke, Florida property to the State of Florida under a condemnation proceeding for $137,000. The Partnership recognized a gain of $125,000 on the sale. Proceeds from the sale were used to make an unscheduled principal payment on the Partnership's mortgage note payable.

Allocation of Net Income:
-------------------------
     The general partners' share of net income consists of amounts attributable to their capital contribution and an additional percentage of cash flow (as defined) which relates to the general partners' share of cash distributions as set forth in the Partnership Agreement (Note 4). All remaining net income is allocated to the limited partners.

     Per unit data is based on the weighted average number of the limited partnership units (40,000) outstanding during the period.

Cash and Cash Equivalents:
--------------------------
     For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

 Marketable Securities:
 ----------------------
     Marketable securities at December 31, 1995 and 1994 consist of 297,130 (which includes the November 1995 purchase) and 274,675 shares of common stock of PSI, respectively. In November 1995, the Partnership purchased an additional 22,455 shares of PSI common stock at a cost of $399,000. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 1995 and 1994, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 1995 and 1994, and has recorded a corresponding unrealized gain totaling $1,298,000 and $556,000, respectively, as a credit to Partnership equity. The Partnership recognized dividends of $247,000, $177,000, and $71,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

2.  SUMMARY  OF  SIGNIFICANT   ACCOUNTING   POLICIES  AND  PARTNERSHIP   MATTERS
    (CONTINUED)

Other Assets:
-------------
     Included in other assets is deferred financing costs of $252,000 ($344,000 at December 31, 1994). Such balance is being amortized in interest expense using the straight-line method over the life of the related mortgage note payable.

Environmental Cost:
-------------------
     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership has expensed, as of December 31, 1995, an estimated $26,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

3. CASH DISTRIBUTIONS

     The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions have been suspended since the third quarter of 1991 in order to build cash reserves for future debt service payments.

4. PARTNERS' EQUITY

     The general partners have a 1.1% interest in the Partnership. In addition, the general partners had an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recovered all of their investment. Thereafter, the general partners have a 25% interest in all cash distributions (including sale and financing proceeds). During 1986, the limited partners recovered all of their initial investment. All subsequent distributions are being made 25.83% (including the 1.1% interest) to the general partners and 74.17% to the limited partners. Transfers of equity are made periodically to conform the partners' equity accounts to the provisions of the Partnership Agreement. These transactions have no effect on the results of operations or distributions to partners.

     The financing of the properties (Note 7) provided the Partnership with cash for a special distribution without affecting the Partnership's taxable income. The majority of the proceeds from the financing, approximately $29,360,000, were distributed to the partners in October 1988 resulting in a deficit in limited and general partners' equity accounts.


5. RELATED PARTY TRANSACTIONS

     The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $265,000. The amount is included in other assets in the Balance Sheet at December 31, 1995 and will be amortized as management fee expense in 1996.

6. TAXES BASED ON INCOME

     Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

     Taxable net income was $1,715,000, $1,408,000, and $1,209,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7. MORTGAGE NOTE PAYABLE

     During September 1988, the Partnership financed all of its properties with a $30,500,000, ten-year nonrecourse mortgage note secured by the Partnership's properties. The note provides for fixed interest of 10.47 percent per annum. Loan payments for the first year consisted of interest only. Thereafter, principal is being amortized over a 20 year term with monthly payments of principal and interest of $303,891. The note matures on October 1, 1998 and a balloon payment is due for accrued interest and any unpaid principal on that date.

     The principal repayment schedule as of December 31, 1995 of the note is as follows:

  1996                                       $   840,000
  1997                                           933,000
  1998                                        25,405,000
                                              ----------
                                             $27,178,000
                                             ===========

     Interest paid on the note was $2,876,000, $2,979,000 and $3,045,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

8. ADVANCES TO RECONSTRUCT REAL ESTATE FACILITY

     In 1993, the Partnership reached a settlement with its insurance carrier for the damage sustained to the property located in Miami, Florida and for business interruption while the facility was being reconstructed. The settlement provided for the payment of $2,987,000 consisting of (i) reconstruction and related costs of the facility and (ii) business interruption. The insurance proceeds received with respect to reconstruction were recorded on the balance sheet as "Advances to reconstruct real estate facility" and has been reduced by the amount of actual costs paid with respect to the reconstruction of the facility. The facility recommenced operations in October 1994 and the reconstruction of the facility was completed in the second quarter of 1995. The balance of the $236,000 in Advances to Reconstruct Real Estate Facility was recognized as income during the second quarter of 1995 and is included in other income in the Statements of Income.

     Business interruption proceeds were being recognized over the period from the time the facility was damaged through the time estimated that the project would be fully operating at a stabilized occupancy. Through December 31, 1995, the Partnership has recognized as income gross business interruption proceeds of approximately $1,025,000. Other income includes business interruption insurance proceeds (net of certain costs and expenses of maintaining the facility) of $49,000, $202,000, and $398,000 for the year ended December 31, 1995, 1994 and
1993, respectively. During 1995, the remaining business interruption insurance proceeds of $49,000, included in deferred revenue was recognized as income.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 1995

                                                                                                          Gross Carrying Amount
                                                   Initial Cost                                          at December 31, 1995
                                               ------------------------          Costs         -------------------------------------
                                                            Building,        Subsequent                     Building,
                                                            Land Imp &     to construction                  Land Imp &
Description                Encumbrances        Land        Equipment        (Improvements)     Land         Equipment    Total
-----------                ------------        ----        ---------        --------------     ----         ---------    -----
Mini-warehouses:
         CALIFORNIA
Azusa                            -             $501,000     $1,093,000        $110,000         $501,000     $1,203,000   $1,704,000
Concord                          -              349,000        805,000         135,000          349,000        940,000    1,289,000
Oakland                          -              177,000        650,000         110,000          177,000        760,000      937,000
Pasadena                         -              379,000        496,000           86,000         379,000        582,000      961,000
Redlands                         -              227,000        771,000           90,000         227,000        861,000    1,088,000
Richmond                         -              225,000        639,000          150,000         225,000        789,000    1,014,000
Riverside                        -               51,000        595,000          98,000           51,000        693,000      744,000
Sacramento/Howe                  -              194,000        666,000          98,000          194,000        764,000      958,000
Sacramento/West Capitol          -              100,000        719,000         183,000          100,000        902,000    1,002,000
San Carlos                       -              396,000        902,000          91,000          396,000        993,000    1,389,000
Santa Clara                      -              633,000      1,156,000         110,000          633,000      1,266,000    1,899,000
Tustin                           -              517,000        844,000         108,000          517,000        952,000    1,469,000

         FLORIDA
Miami/Airport Expressway        -               186,000        442,000         133,000          186,000        575,000      761,000
Miami/Cutler Ridge              -               525,000        901,000         143,000          525,000      1,044,000    1,569,000
Pembroke Park  (2)              -               267,000        607,000         191,000          255,000        798,000    1,053,000
Ft. Lauderdale/I 95 &
         23rd Ave.              -               243,000        611,000         264,000          243,000        875,000    1,118,000
Ft. Lauderdale/I-95
         Sunrise                -               286,000        690,000         328,000          286,000      1,018,000    1,304,000
                            -----------      ----------    -----------      ----------       ----------    -----------  -----------

                            $27,178,000 (1)  $5,256,000    $12,587,000      $2,428,000       $5,244,000    $15,015,000  $20,259,000
                            ===========      ==========    ===========      ==========       ==========    ===========  ===========

                          Accumulated             Date
Description               Depreciation         Completed
-----------               ------------           ---------
Mini-warehouses:
         CALIFORNIA

Azusa                            $798,000           11/78
Concord                           562,000           01/79
Oakland                           472,000           04/79
Pasadena                          358,000           11/78
Redlands                          526,000           02/79
Richmond                          474,000           03/79
Riverside                         439,000           05/79
Sacramento/Howe                   467,000           08/79
Sacramento/West Capitol           552,000           06/79
San Carlos                        623,000           10/79
Santa Clara                       762,000       6/79&7/79
Tustin                            624,000           12/78

         FLORIDA
Miami/Airport Expressway          355,000           01/79
Miami/Cutler Ridge                636,000           04/79
Pembroke Park  (2)                481,000           07/79
Ft. Lauderdale/I 95 &
         23rd Ave.                503,000           09/79
Ft. Lauderdale/I-95
         Sunrise                  571,000           09/79
                               ----------

                               $9,203,000
                               ==========

(1) All 17  mini-warehouse  locations are encumbered by a promissory  note.
The $27,178,000 listed above is the principal balance remaining on the note at 12/31/95.


(2) In  1995,  the  Partnership  sold  approximately  4,729  sq.ft.  of the
facility  to  the  State  of  Florida  under  a  condemnation  proceeding.   The
Partnership adjusted land by $12,000 for the sale.

                       Public Storage Properties IV, Ltd.

             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation

                                                                   Year Ended December 31,

                                                        1995                 1994              1993
                                                     -----------         -----------       -----------

Investment in Real estate
  Balance at the beginning of the year               $19,959,000         $19,632,000       $19,335,000
  Additions through cash expenditures                    312,000             327,000           297,000
  Deductions during the period:
     Sale of land                                        (12,000)            -                    -
                                                     -----------         -----------       -----------

  Balance at the end of the year                     $20,259,000         $19,959,000       $19,632,000
                                                     ===========         ===========       ===========



Accumulated Depreciation
  Balance at the beginning of the year              $  8,461,000        $  7,769,000      $  7,121,000
  Additions charged to costs and expenses                742,000             692,000           648,000
                                                     -----------         -----------       -----------

  Balance at the end of the year                    $  9,203,000        $  8,461,000      $  7,769,000
                                                    ============        ============      ============

