Form 10-Q
period 1996-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 1996-05-13
CIK 225775

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to
                              -----------  -------------


Commission File Number 0-8908
                       ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


         California                                                95-3192402
         ----------                                            ---------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)


       701 Western Avenue
      Glendale, California                                              91201
- ----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
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

                                    Yes  X  No
                                        --    --

                                      INDEX

                                                                          Page
                                                                          ----
PART I FINANCIAL INFORMATION

  Condensed balance sheets at March 31, 1996
    and December 31, 1995                                                   2

  Condensed statements of income for the three
    months ended March 31, 1996 and 1995                                    3

  Condensed statement of partners' deficit for the
    three months ended March 31, 1996                                       4

  Condensed statements of cash flows for the
    three months ended March 31, 1996 and 1995                              5

  Notes to condensed financial statements                                 6-7

  Management's discussion and analysis of
    financial condition and results of operations                         8-9


PART II.  OTHER INFORMATION                                                10

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                 March 31,          December 31,
                                                   1996                 1995
                                                -----------         -----------
                                                (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                      $  1,531,000          $   967,000
Marketable securities of affiliate
      (cost of $3,791,000 in 1996 and 1995)       6,054,000            5,645,000
Rent and other receivables                           95,000              100,000


Real estate facilities at cost:
      Buildings and equipment                    15,027,000           15,015,000
      Land                                        5,244,000            5,244,000
                                                -----------          -----------
                                                 20,271,000           20,259,000

      Less accumulated depreciation              (9,400,000)         (9,203,000)
                                                -----------          -----------
                                                 10,871,000           11,056,000
                                                -----------          -----------

Other assets                                        477,000              599,000
                                                -----------          -----------

           Total assets                         $19,028,000          $18,367,000
                                                ===========          ===========


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                $   131,000          $    81,000
Deferred revenue                                    273,000              244,000
Mortgage note payable                            26,976,000           27,178,000

Partners' deficit:
      Limited partners' deficit, $500 per
           unit, 40,000 units authorized,
           issued and outstanding                (7,874,000)         (8,152,000)
      General partners' deficit                  (2,741,000)         (2,838,000)
      Unrealized gain on marketable
           securities                             2,263,000            1,854,000
                                                -----------          -----------

      Total partners' deficit                    (8,352,000)         (9,136,000)
                                                -----------          -----------

      Total liabilities and partners'deficit    $19,028,000          $18,367,000
                                                ===========          ===========

                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1996          1995
                                                         ----------   ----------
                                                                      (Restated)

REVENUES:

Rental income                                            $1,783,000   $1,700,000
Dividends from marketable securities of affiliate            65,000       60,000
Other income                                                 14,000       58,000
                                                         ----------   ----------

                                                          1,862,000    1,818,000
                                                         ----------   ----------


COSTS AND EXPENSES:

Cost of operations                                          448,000      448,000
Management fees paid to affiliate                            99,000      102,000
Depreciation                                                197,000      180,000
Administrative                                               10,000       16,000
Environmental cost                                             --         25,000
Interest expense                                            733,000      757,000
                                                         ----------   ----------

                                                          1,487,000    1,528,000
                                                         ----------   ----------

NET INCOME                                               $  375,000   $  290,000
                                                          =========    =========


Limited partners'
   share of net income
   ($9.28 per unit in 1996
    and $7.18 per unit in 1995)                          $  371,000   $  287,000

General partners' share
   of net income                                              4,000        3,000
                                                         ----------   ----------

                                                         $  375,000   $  290,000
                                                          =========    =========



                             See accompanying notes.
                                        3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)





                                                         Unrealized
                                                          Gain on       Total
                                 Limited      General     Marketable   Partners'
                                 Partners     Partners    Securities    Deficit
                              ------------ ------------  ----------  -----------

Balance at December 31, 1995  $(8,152,000) $(2,838,000)  $1,854,000 $(9,136,000)

Unrealized gain on marketable
 securities                             -            -      409,000      409,000

Net income                        371,000        4,000            -      375,000

Equity transfer                   (93,000)      93,000            -           -
                              ------------ ------------  ----------  -----------


Balance at March 31, 1996     $(7,874,000) $(2,741,000)  $2,263,000 $(8,352,000)
                              ===========  ===========   ========== ===========









                             See accompanying notes.
                                        4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                        1996              1995
                                                   ----------         ----------

Cash flows from operating activities:

  Net income                                         $375,000         $  290,000

  Adjustments to reconcile net
       income to net cash provided
       by operating activities:

    Depreciation                                      197,000            180,000
    Decrease (increase) in rent and other receivables   5,000           (15,000)
    Decrease in other assets                           23,000             22,000
    Amortization of prepaid management fees            99,000                  -
    Increase (decrease) in accounts payable            50,000            (6,000)
    Increase (decrease) in deferred revenue            29,000           (40,000)
                                                   ----------         ----------

       Total adjustments                              403,000            141,000
                                                   ----------         ----------

       Net cash provided by operating activities      778,000            431,000
                                                   ----------         ----------

Cash flows from investing activities:

  Additions to real estate facilities                 (12,000)          (17,000)
                                                   ----------         ----------

       Net cash used in investing activities          (12,000)          (17,000)
                                                   ----------         ----------

Cash flows from financing activities:


  Principal payments on mortgage note payable        (202,000)         (178,000)
                                                   ----------         ----------
       Net cash used in financing activities         (202,000)         (178,000)
                                                   ----------         ----------

Net increase in cash and
  cash equivalents                                    564,000            236,000

Cash and cash equivalents at
  the beginning of the period                         967,000            551,000
                                                   ----------         ----------

Cash and cash equivalents at
  the end of the period                            $1,531,000         $  787,000
                                                   ==========         ==========



Supplemental schedule of non-cash
  investing and financing activities:


  Increase in fair value of marketable securities   $(409,000)        $(687,000)
                                                   ==========         ==========

  Unrealized gain on marketable securities          $ 409,000          $ 687,000
                                                   ==========         ==========



                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1996, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

4. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

5. Marketable securities at March 31, 1996 consist of 297,130 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at March 31, 1996, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 1996, and has recorded a corresponding unrealized gain totaling $409,000 as a credit to Partnership equity.

6. In 1995, the Partnership prepaid eight months of 1996 management fees at a total cost of $265,000. The Partnership expensed $99,000 of the 1996 prepaid management fees for the three months ended March 31, 1996. The balance of prepaid management fees, $166,000, is included in other assets in the Balance Sheet at March 31, 1996.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

     Three months ended March 31, 1996 compared to three months ended March 31, 1995:

     The Partnership's net income for the three months ended March 31, 1996 was $375,000 compared to $290,000 for the three months ended March 31, 1995, representing an increase of $85,000 or 29%. The increase is primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

     Rental income was $1,783,000 compared to $1,700,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $83,000 or 5%. This increase is primarily attributable to an increase in rental rates at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 84% for both the three months ended March 31, 1996 and 1995. Realized rent per occupied square foot increased from $.78 for the three months ended March 31, 1995 to $.79 for the three months ended March 31, 1996.

     Other income decreased $44,000 for the three months ended March 31, 1996 compared to the same period in 1995. This decrease is primarily due to the recognition of the remaining business interruption income of $49,000 in the first quarter of 1995 on a mini-warehouse facility located in Miami, Florida which was damaged by Hurricane Andrew in August 1992.


     Dividend income from marketable securities of affiliate increased $5,000 for the three months ended March 31, 1996 compared to the same period in 1995 due to an increase in the number of shares owned in 1996 compared to the same period in 1995.

     Cost of operations (including management fees paid to affiliate) was stable for the three months ended March 31, 1996 compared to the same period in 1995.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the three month period ended March 31, 1996, the Partnership expensed $99,000 of prepaid management fees. The amount is shown as management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Partnership saved approximately $8,000 in management fees, based on the management fees that would have been payable on rental income generated in the three months ended March 31, 1996 compared to the amount prepaid.

     Interest expense decreased $24,000 for the three months ended March 31, 1996 compared to the same period in 1995 due primarily to a lower outstanding loan balance in 1996 over 1995.

     In 1995, the Partnership incurred cost of $25,000 to conduct environmental assessments of its properties to evaluate the environmental condition of and potential environmental liabilities of such properties. Those assessments did not indicate any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations. No such cost was incurred in 1996.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Cash flows from operating activities ($778,000 for the three months ended March 31, 1996) have been sufficient to meet all current obligations of the Partnership.

     At March 31, 1996, the Partnership held 297,130 shares of common stock (marketable securities) with a fair value totaling $6,054,000 (cost basis of $3,791,000 at March 31, 1996) in Public Storage, Inc. The Partnership recognized $65,000 in dividends for the three months ended March 31, 1996.

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



                                 DATED: May 13, 1996

                                 PUBLIC STORAGE PROPERTIES IV, LTD.

                                 BY:    Public Storage, Inc.
                                        General Partner




                                 BY:    /s/ Ronald L. Havner, Jr.
                                        --------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President and Chief
                                        Financial Officer