Form 10-Q
period 1996-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 1996-08-13
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              ----------------   ----------------

Commission File Number 0-8908
                       ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                               95-3192402
- -------------------------------                           ---------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

       701 Western Avenue
       Glendale, California                                             91201
- -------------------------------                           ---------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (818) 244-8080
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

                                      INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at June 30, 1996
    and December 31, 1995                                                      2

  Condensed statements of income for the three and six
    months ended June 30, 1996 and 1995                                        3

  Condensed statement of partners' deficit for the
    six months ended June 30, 1996                                             4

  Condensed statements of cash flows for the
    six months ended June 30, 1996 and 1995                                    5

  Notes to condensed financial statements                                   6-7

  Management's discussion and analysis of
    financial condition and results of operations                           8-10


PART II.  OTHER INFORMATION                                                   11

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS



                                                                                June 30,                  December 31,
                                                                                  1996                        1995
                                                                           --------------------         ------------------
                                                                               (Unaudited)
                                     ASSETS


    Cash and cash equivalents                                                  $     1,860,000           $      967,000
    Marketable securities of affiliate
         (cost of $3,791,000 in 1996 and 1995)                                       6,128,000                5,645,000
    Rent and other receivables                                                         110,000                  100,000

    Real estate facilities, at cost:
         Buildings and equipment                                                    15,192,000                 15,015,000
         Land                                                                        5,244,000                  5,244,000
                                                                           --------------------         ------------------
                                                                                    20,436,000                 20,259,000
         Less accumulated depreciation                                             (9,598,000)                (9,203,000)
                                                                           --------------------         ------------------

                                                                                    10,838,000                 11,056,000
                                                                           --------------------         ------------------

    Other assets                                                                       366,000                    599,000
                                                                           --------------------         ------------------

              Total assets                                                      $   19,302,000             $   18,367,000
                                                                           ====================         ==================


                        LIABILITIES AND PARTNERS' EQUITY


    Accounts payable                                                          $        103,000             $       81,000
    Deferred revenue                                                                   274,000                    244,000
    Mortgage note payable                                                           26,769,000                 27,178,000

    Partners' deficit:
         Limited partners' deficit, $500 per
              unit, 40,000 units authorized,
              issued and outstanding                                               (7,552,000)                 (8,152,000)
         General partners' deficit                                                 (2,629,000)                 (2,838,000)
         Unrealized gain on marketable securities                                    2,337,000                  1,854,000
                                                                           --------------------         ------------------
         Total partners' deficit                                                   (7,844,000)                 (9,136,000)
                                                                           --------------------         ------------------

              Total liabilities and partners' deficit                           $   19,302,000             $   18,367,000
                                                                           ====================         ==================

                             See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                  -------------------------------------  --------------------------------------
                                                        1996                1995               1996                1995
                                                  -----------------   -----------------  ------------------  ------------------
                                                                                                                (Restated)
    REVENUE:

    Rental income                                       $1,839,000          $1,759,000       $   3,622,000       $   3,459,000
    Dividends from marketable
         securities of affiliate                            66,000              60,000             131,000             121,000
    Other income                                            18,000             247,000              32,000             304,000
                                                  -----------------   -----------------  ------------------  ------------------
                                                         1,923,000           2,066,000           3,785,000           3,884,000
                                                  -----------------   -----------------  ------------------  ------------------

    COSTS AND EXPENSES:

    Cost of operations                                     448,000             438,000             896,000             886,000
    Management fees paid to affiliate                       99,000             106,000             198,000             208,000
    Depreciation                                           198,000             181,000             395,000             361,000
    Administrative                                          17,000              19,000              27,000              35,000
    Environmental cost                                           -                   -                   -              25,000
    Interest expense                                       727,000             751,000           1,460,000           1,508,000
                                                  -----------------   -----------------  ------------------  ------------------
                                                         1,489,000           1,495,000           2,976,000           3,023,000
                                                  -----------------   -----------------  ------------------  ------------------

                                                     $     434,000       $     571,000      $      809,000     $       861,000
    NET INCOME                                    =================   =================  ==================  ==================

    Limited partners' share of net income
         ($20.00 per unit in 1996 and $21.28
         per unit in 1995)                                                                  $      800,000      $      851,000
    General partners' share of net income                                                            9,000              10,000
                                                                                         ------------------  ------------------
                                                                                            $      809,000      $      861,000
                                                                                         ==================  ==================

                             See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                             Gain on              Total
                                                    Limited              General            Marketable          Partners'
                                                    Partners            Partners            Securities           Deficit
                                                -----------------   ------------------   -----------------   -----------------

     Balance at December 31, 1995                   ($8,152,000)         ($2,838,000)          $1,854,000        ($9,136,000)

     Unrealized gain on marketable
          securities                                           -                    -             483,000             483,000

     Net income                                          800,000                9,000                   -             809,000

     Equity transfer                                   (200,000)              200,000                   -                   -
                                                -----------------   ------------------   -----------------   -----------------

     Balance at June 30, 1996                       ($7,552,000)         ($2,629,000)          $2,337,000        ($7,844,000)
                                                =================   ==================   =================   =================


                             See accompanying notes.
                                       4


                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                            Six Months Ended
                                                                                                June 30,
                                                                              ----------------------------------------------
                                                                                     1996                       1995
                                                                              --------------------        ------------------

      Cash flows from operating activities:

           Net income                                                            $        809,000           $       861,000

           Adjustments to reconcile net income to net cash provided by operating activities

                Depreciation                                                              395,000                   361,000
                Decrease in advances to reconstruct real estate facility                        -                  (236,000)
                Increase in rent and other receivables                                   (10,000)                   (20,000)
                Decrease in other assets                                                   35,000                    44,000
                Amortization of prepaid management fees                                   198,000                         -
                Increase in accounts payable                                               22,000                    40,000
                Increase (decrease) in deferred revenue                                    30,000                   (52,000)
                                                                              --------------------        ------------------

                     Total adjustments                                                    670,000                   137,000
                                                                              --------------------        ------------------

                     Net cash provided by operating activities                          1,479,000                   998,000
                                                                              --------------------        ------------------

      Cash flows from investing activities:

           Expenditures to reconstruct damaged real estate facility                             -                   (1,000)
           Additions to real estate facilities                                           (177,000)                  (77,000)

                                                                              --------------------        ------------------
                     Net cash used in investing activities                              (177,000)                  (78,000)
                                                                              --------------------        ------------------

      Cash flows from financing activities:

           Principal payments on mortgage notes payable                                 (409,000)                  (361,000)
                                                                              --------------------        ------------------

                     Net cash used in financing activities                              (409,000)                 (361,000)
                                                                              --------------------        ------------------

      Net increase in cash and cash equivalents                                           893,000                   559,000

      Cash and cash equivalents at the beginning of the period                            967,000                   551,000
                                                                              --------------------        ------------------

      Cash and cash equivalents at the end of the period                          $     1,860,000           $     1,110,000
                                                                              ====================        ==================

      Supplemental schedule of noncash investing and financing activities:

           Increase in fair value of marketable securities                      $       (483,000)           $     (550,000)
                                                                              ====================        ==================

           Unrealized gain on marketable securities                                      483,000                    550,000
                                                                              ====================        ==================

                             See accompanying notes.
                                       5

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1996, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

5. Marketable securities at June 30, 1996 consist of 297,130 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at June 30, 1996, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 1996, and a corresponding unrealized gain totaling $483,000 as a credit to Partnership equity.

6. In 1995, the Partnership prepaid eight months of 1996 management fees at a total cost of $265,000. The Partnership expensed $198,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $67,000, is included in other assets in the Balance Sheet at June 30, 1996.

7. In 1993, the Partnership reached a settlement with its insurance carrier for damage sustained to the property located in Miami, Florida from Hurricane Andrew in August 1992 and for business interruption while the facility was being reconstructed. The settlement provided for the payment of $2,987,000 consisting of (i) reconstruction and related costs of the facility and (ii) business interruption. The insurance proceeds received with respect to reconstruction were recorded on the balance sheet as "Advances to reconstruct real estate facility" and has been reduced by the amount of actual costs paid with respect to the reconstruction of the facility. The facility recommenced operations in October 1994 and the reconstruction of the facility was completed in the second quarter of 1995. The balance of $236,000 in Advances to Reconstruct Real Estate Facility was recognized as income during the second quarter of 1995 and is included in Other income on the Condensed Statements of Income.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

     Three and six months ended June 30, 1996 compared to three and six months ended June 30, 1995:

     The Partnership's net income for the six months ended June 30, 1996 and 1995 was $809,000 and $861,000, respectively, representing a decrease of $52,000 or 6%. Net income for the three months ended June 30, 1996 and 1995 was $434,000 and $571,000, respectively, representing a decrease of $137,000 or 24%. The decrease for the three months ended June 30, 1996 is primarily attributed to $236,000 of income recognized in the second quarter of 1995 as a result of actual cost being lower than amounts received from insurance proceeds to reconstruct a real estate facility located in Miami, Florida, which was damaged by Hurricane Andrew in August 1992 (see Note 7 in the Notes to Condensed Financial Statements). Partially offsetting the decrease in net income for both the three and six months ended June 30, 1996 is an increase in operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

     Rental income was $3,622,000 compared to $3,459,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $163,000 or 5%. Rental income was $1,839,000 compared to $1,759,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $80,000 or 11%. These increases are primarily attributable to increases in rental rates and occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 87% and 84% for the six months ended June 30, 1996 and 1995, respectively. Realized rent for the six months ended June 30, 1996 increased to $.79 per occupied square foot from $.78 per occupied square foot for the six months ended June 30, 1995.

     Other income decreased $229,000 and $272,000 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. These decreases are primarily due to the recognition of $236,000 in income from unused insurance proceeds, as discussed above, combined with the recognition of $49,000 of business interruption income in the first quarter of 1995.

     Dividend income from marketable securities of affiliate increased $10,000 and $6,000 for the six and three month periods ended June 30, 1996, respectively, compared to the same periods in 1995. These increases are attributable to an increase in the number of shares owned in 1996 compared to the same periods in 1995.

     Cost of operations (including management fees paid to affiliate) remained stable for the six months ended June 30, 1996 compared to the same period in 1995. Cost of operations increased $3,000 to $547,000 from $544,000 for the three months ended June 30, 1996 and 1995, respectively. These increases are mainly attributable to increases in utilities and repairs and maintenance costs, partially offset by decreases in management fees paid to an affiliate and security expenses.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Partnership expensed $198,000 of prepaid management fees. The amount is shown as management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Partnership saved approximately $19,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

     Interest expense decreased $48,000 for the six months ended June 30, 1996 compared to the same period in 1995 due primarily to a lower outstanding loan balance in 1996 over 1995.

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Cash flows from operating activities ($1,479,000 for the six months ended June 30, 1996) have been sufficient to meet all current obligations of the Partnership, including principal repayments of the Partnership's note payable.

     At June 30, 1996, the Partnership held 297,130 shares of common stock (marketable securities) with a fair value totaling $6,128,000 (cost basis of $3,791,000 at June 30, 1996) in Public Storage, Inc. The Partnership recognized $131,000 in dividends for the six months ended June 30, 1996.

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



                                 DATED: August 13, 1996

                                 PUBLIC STORAGE PROPERTIES IV, LTD.

                                 BY:    Public Storage, Inc.
                                        General Partner




                                 BY:    /s/ Ronald L. Havner, Jr.
                                        -----------------------------
                                        Ronald L. Havner, Jr.
                                        Senior Vice President and Chief
                                        Financial Officer