Form 10-Q
period 1996-09-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 1996-11-12
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    --------------

Commission File Number 0-8908
                       ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                             95-3192402
----------------------------------------               ------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

       701 Western Avenue
       Glendale, California                                           91201
----------------------------------------               ------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
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

                                      INDEX



                                                                         Page
                                                                        -----
PART I.   FINANCIAL INFORMATION

  Condensed balance sheets at September 30, 1996
    and December 31, 1995                                                  2

  Condensed statements of income for the three and nine
    months ended September 30, 1996 and 1995                               3

  Condensed statement of partners' deficit for the
    nine months ended September 30, 1996                                   4

  Condensed statements of cash flows for the
    nine months ended September 30, 1996 and 1995                          5

  Notes to condensed financial statements                                6-7

  Management's discussion and analysis of
    financial condition and results of operations                       8-10


PART II.  OTHER INFORMATION                                               11

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS




                                                                              September 30,               December 31,
                                                                                  1996                        1995
                                                                           --------------------         ------------------
                                                                               (Unaudited)
                                     ASSETS


    Cash and cash equivalents                                                  $     2,268,000            $       967,000
    Marketable securities of affiliate
         (cost of $3,791,000 in 1996 and 1995)                                       6,722,000                  5,645,000
    Rent and other receivables                                                         128,000                    100,000

    Real estate facilities, at cost:
         Buildings and equipment                                                    15,337,000                 15,015,000
         Land                                                                        5,244,000                  5,244,000
                                                                           --------------------         ------------------
                                                                                    20,581,000                 20,259,000
         Less accumulated depreciation                                             (9,805,000)                 (9,203,000)
                                                                           --------------------         ------------------

                                                                                    10,776,000                 11,056,000
                                                                           --------------------         ------------------

    Other assets                                                                       292,000                    599,000
                                                                           --------------------         ------------------

              Total assets                                                      $   20,186,000             $   18,367,000
                                                                           ====================         ==================


                        LIABILITIES AND PARTNERS' EQUITY


    Accounts payable                                                          $        200,000             $       81,000
    Deferred revenue                                                                   235,000                    244,000
    Mortgage note payable                                                           26,556,000                 27,178,000

    Partners' deficit:
         Limited partners' deficit, $500 per
              unit, 40,000 units authorized,
              issued and outstanding                                               (7,222,000)                 (8,152,000)
         General partners' deficit                                                 (2,514,000)                 (2,838,000)
         Unrealized gain on marketable securities                                    2,931,000                  1,854,000
                                                                           --------------------         ------------------

         Total partners' deficit                                                   (6,805,000)                 (9,136,000)
                                                                           --------------------         ------------------

              Total liabilities and partners' deficit                           $   20,186,000             $   18,367,000
                                                                           ====================         ==================


                            See accompanying notes.
                                       2


                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                           Three Months Ended                      Nine months Ended
                                                             September 30,                           September 30,
                                                  -------------------------------------  --------------------------------------
                                                        1996                1995               1996                1995
                                                  -----------------   -----------------  ------------------  ------------------
                                                                                                                (Restated)
    REVENUE:

    Rental income                                  $     1,868,000     $     1,798,000     $     5,490,000     $     5,257,000
    Dividends from marketable
         securities of affiliate                            65,000              60,000             196,000             181,000
    Other income                                            26,000              16,000              58,000             320,000
                                                  -----------------   -----------------  ------------------  ------------------
                                                         1,959,000           1,874,000           5,744,000           5,758,000
                                                  -----------------   -----------------  ------------------  ------------------

    COSTS AND EXPENSES:

    Cost of operations                                     460,000             429,000           1,356,000           1,315,000
    Management fees paid to affiliate                      105,000             108,000             303,000             316,000
    Depreciation                                           207,000             187,000             602,000             548,000
    Administrative                                          20,000              20,000              47,000              55,000
    Environmental cost                                           -                   -                   -              25,000
    Interest expense                                       722,000             747,000           2,182,000           2,255,000
                                                  -----------------   -----------------  ------------------  ------------------
                                                         1,514,000           1,491,000           4,490,000           4,514,000
                                                  -----------------   -----------------  ------------------  ------------------

    NET INCOME                                       $     445,000       $     383,000      $    1,254,000      $    1,244,000
                                                  =================   =================  ==================  ==================

    Limited partners' share of net income
         ($31.00 per unit in 1996 and $30.75
         per unit in 1995)                                                                  $    1,240,000      $    1,230,000
    General partners' share of net income                                                           14,000              14,000
                                                                                         ------------------  ------------------
                                                                                            $    1,254,000      $    1,244,000

                                                                                         ==================  ==================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)



                                                                                            Unrealized
                                                                                             Gain on              Total
                                                    Limited              General            Marketable          Partners'
                                                    Partners            Partners            Securities           Deficit
                                                -----------------   ------------------   -----------------   -----------------

     Balance at December 31, 1995                    ($8,152,000)         ($2,838,000)         $1,854,000         ($9,136,000)

     Unrealized gain on marketable
          securities                                           -                    -           1,077,000           1,077,000

     Net income                                        1,240,000               14,000                   -           1,254,000

     Equity transfer                                    (310,000)             310,000                   -                   -
                                                -----------------   ------------------   -----------------   -----------------

     Balance at September 30, 1996                   ($7,222,000)         ($2,514,000)         $2,931,000         ($6,805,000)
                                                =================   ==================   =================   =================


                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                            Nine months Ended
                                                                                              September 30,
                                                                              ----------------------------------------------
                                                                                     1996                       1995
                                                                              --------------------        ------------------

      Cash flows from operating activities:

           Net income                                                            $      1,254,000           $     1,244,000

           Adjustments to reconcile net income to net cash provided by operating activities

                Depreciation                                                              602,000                   549,000
                Decrease in advances to reconstruct real estate facility                        -                  (236,000)
                Increase in rent and other receivables                                    (28,000)                  (21,000)
                Decrease in other assets                                                   42,000                    67,000
                Amortization of prepaid management fees                                   265,000                         -
                Increase in accounts payable                                              119,000                   152,000
                Decrease in deferred revenue                                               (9,000)                  (53,000)
                                                                              --------------------        ------------------

                     Total adjustments                                                    991,000                  458,000
                                                                              --------------------        ------------------

                     Net cash provided by operating activities                          2,245,000                 1,702,000
                                                                              --------------------        ------------------

      Cash flows from investing activities:

           Expenditures to reconstruct damaged real estate facility                             -                    (1,000)
           Additions to real estate facilities                                           (322,000)                 (288,000)
                                                                              --------------------        ------------------

                     Net cash used in investing activities                               (322,000)                 (289,000)
                                                                              --------------------        ------------------

      Cash flows from financing activities:

           Principal payments on mortgage notes payable                                  (622,000)                 (548,000)
                                                                              --------------------        ------------------

                     Net cash used in financing activities                               (622,000)                 (548,000)
                                                                              --------------------        ------------------

      Net increase in cash and cash equivalents                                         1,301,000                   865,000

      Cash and cash equivalents at the beginning of the period                            967,000                   551,000
                                                                              --------------------        ------------------

      Cash and cash equivalents at the end of the period                          $     2,268,000           $     1,416,000
                                                                              ====================        ==================


      Supplemental schedule of noncash investing and financing activities:

           Increase in fair value of marketable securities                        $   (1,077,000)           $   (1,168,000)
                                                                              ====================        ==================
           Unrealized gain on marketable securities                                     1,077,000                 1,168,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

4. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

5. Marketable securities at September 30, 1996 consist of 297,130 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at September 30, 1996, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 30, 1996, and a corresponding unrealized gain totaling $1,077,000 as a credit to Partnership equity.

6. In 1995, the Partnership prepaid eight months of 1996 management fees at a cost of $265,000. The amount has been amortized as management fees paid to affiliate during the nine months ended September 30, 1996.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income for the nine months ended September 30, 1996 and 1995 was $1,254,000 and $1,244,000, respectively, representing a increase of $10,000 or 1%. Net income for the three months ended September 30, 1996 and 1995 was $445,000 and $383,000, respectively, representing a increase of $62,000 or 16%. The increases in net income for both the three and nine months ended
September 30, 1996 is an increase in operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

     Rental income was $5,490,000 compared to $5,257,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $233,000 or 4%. Rental income was $1,868,000 compared to $1,798,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $70,000 or 4%. These increases are primarily attributable to increases in rental rates and occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 89% and 86% for the nine months ended September 30, 1996 and 1995, respectively. Realized rent remained stable at $.78 per occupied square foot for the nine months ended September 30, 1996 and 1995 respectively.

     Other income decreased $262,000 for the nine months ended September 30, 1996 compared to the same period in 1995. The decrease in the nine months ended September 30, 1996 over 1995 is due to the recognition of $236,000 in income from unused insurance proceeds, combined with the recognition of $49,000 of business interruption income in the first quarter of 1995. The $236,000 of income is attributable to actual cost being lower than amounts received from insurance proceeds to reconstruct a real estate facility located in Miami, Florida, which was damaged by Hurricane Andrew in August 1992 (see Note 7 in the Notes to Condensed Financial Statements). Other income increased $10,000 for the three months ended September 30, 1996 over the same period in 1995. The increase is due to an increase in invested cash balances.

     Dividend income from marketable securities of affiliate increased $15,000 and $5,000 for the nine and three month periods ended September 30, 1996, respectively, compared to the same periods in 1995. These increases are attributable to an increase in the number of shares owned in 1996 compared to the same periods in 1995.

     Cost of operations (including management fees paid to affiliate) increased 28,000 or 2% to 1,659,000 from 1,631,000 for the nine months ended September 30, 1996 and 1995 respectively. This increase is mainly attributable to increases in repairs and maintenance, and advertising expenses. Cost of operations (including management fees paid to affiliate) increased $28,000 or 5% to $565,000 from $537,000 for the three months ended September 30, 1996 and 1995, respectively. These increases are mainly attributable to increases in payroll and advertising and promotion costs, partially offset by decreases in management fees paid to an affiliate.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Partnership has expensed the prepaid management fees during the nine months ended September 30, 1996. The amount is shown as management fees paid to affiliate in the condensed statements of income. As a result of the prepayment, the Partnership saved approximately $26,000 in management fees, based on the management fees that would have been payable on rental income generated in the nine months ended September 30, 1996 compared to the amount prepaid.

     Interest expense decreased $73,000 for the nine months ended September 30, 1996 compared to the same period in 1995 due to a lower outstanding loan balance in 1996 over 1995.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($2,245,000 for the nine months ended September 30, 1996) have been sufficient to meet all current obligations of the Partnership, including principal repayments of the Partnership's note payable.

     At September 30, 1996, the Partnership held 297,130 shares of common stock (marketable securities) with a fair value totaling $6,722,000 (cost basis of $3,791,000 at September 30, 1996) in Public Storage, Inc. one of the general partners in the Partnership. The Partnership recognized $196,000 in dividends or the nine months ended September 30, 1996.

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



                                     DATED: November 12, 1996

                                     PUBLIC STORAGE PROPERTIES IV, LTD.

                                     BY:    Public Storage, Inc.
                                            General Partner




                                     BY:    /s/ Ronald L. Havner, Jr.
                                            -------------------------
                                            Ronald L. Havner, Jr.
                                            Senior Vice President and Chief
                                            Financial Officer