Form 10-K405
period 1996-12-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 1997-03-28
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from           to
                               ----------  -----------

Commission File Number 0-8908
                       ------

                        PUBLIC STORAGE PROPERTIES IV, LTD
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

              California                                            95-3192402
-------------------------------                       ------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

      701 Western Avenue
     Glendale, California                                                91201
-------------------------------                        ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to the form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I
ITEM 1.  BUSINESS.
         --------

General
-------

     Public Storage Properties IV, Ltd., (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in December 1977. The Partnership raised $20,000,000 in gross proceeds by selling 40,000 units of limited partnership interest ("Units") in an interstate offering, which commenced in May 1978 and was completed in November 1978.

     In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. (which was one of the Partnership's general partners) ("old PSI") and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a real estate investment trust ("REIT") organized as a California corporation. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and became a co-general partner of the Partnership and the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners are PSI and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners"). Hughes has been a general partner of the Partnership since its inception. Hughes is chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI.

     The Partnership is managed and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the operation or conduct of its business and affairs.

     The Partnership's objectives are to (i) maximize the potential for appreciation in value of the Partnership's properties and (ii) generate sufficient cash flow from operations to pay all expenses, including the payment of interest to Noteholders. All of the properties were financed in September 1988.

     The term of the Partnership is until all properties have been sold and in any event, not later than December 31, 2038.

Investments in Facilities
-------------------------

     At December 31, 1996, the Partnership owned 17 properties in two states.

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

Operating Strategies
--------------------

     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     * CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     * MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has increased from 85% in 1995 to 89% 1996. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     * SYSTEMS AND CONTROLS. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     * PROFESSIONAL PROPERTY OPERATION. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by approximately 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years' experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 12 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

Mini-warehouse Property Operator
--------------------------------

     The Partnership's mini-warehouses are managed by PSI (as successor-in-interest to PSMI) under a Management Agreement. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated.

     Under the supervision of the Partnership, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity and the selection and engagement of all vendors, supplies and independent contractors.

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

     The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days' written notice by either party.

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

Other Business Activities
-------------------------

     A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Partnership's mini-warehouses. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

     A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------

     There are 54 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 2.  PROPERTIES.
         ----------

     The following table sets forth information as of December 31, 1996 about properties owned by the Partnership:


                                                   Net Rentable         Number of
         Location             Size of Parcel           Area               Spaces        Date of Purchase    Completion Date
-----------------------       ---------------    ---------------       ------------     ----------------    ---------------
        CALIFORNIA
Azusa                           5.85 acres       105,000 sq. ft.           941            July 14, 1978        Nov. 1978

Concord                         2.87 acres        52,000 sq. ft.           525            June 20, 1978        Jan. 1979

Oakland                         1.97 acres        41,000 sq. ft.           370            Oct. 11, 1978        Apr. 1979

Pasadena                        1.82 acres        37,000 sq. ft.           339            July 19, 1978        Nov. 1978

Redlands                        3.44 acres        63,000 sq. ft.           580            Aug. 24, 1978        Feb. 1979

Richmond                        1.82 acres        35,000 sq. ft.           352            Aug. 23, 1978        Mar. 1979

Riverside                       2.47 acres        45,000 sq. ft.           393            Jan. 2, 1979          May 1979

Sacramento
   Howe Avenue                  2.36 acres        41,000 sq. ft.           386            Dec. 14, 1978        Aug. 1979
                                     .
Sacramento
   West Capitol                 3.38 acres        44,000 sq. ft.           457            Jan. 5, 1979         June 1979

San Carlos                      2.80 acres        51,000 sq. ft.           458            Jan. 30, 1979        Oct. 1979

Santa Clara                                                                                                  June 1979 and
                                4.45 acres        75,000 sq. ft.           698            Dec. 22, 1978        July 1981

Tustin                          4.40 acres        67,000 sq. ft.           559            July 3, 1978         Dec. 1978

          FLORIDA
Miami Airport
   Expressway                   1.70 acres        29,000 sq. ft.           274            Aug. 24, 1978        Jan. 1979

Miami (1)
   Cutler Ridge                 4.00 acres        46,000 sq. ft.           481            Sept. 6, 1978        Apr. 1979

Pembroke Park (2)               2.35 acres        49,000 sq. ft.           446            Sept. 1, 1978        July 1979

Ft. Lauderdale
   I95 & 23rd Ave.              2.77 acres        45,000 sq. ft.           504            Nov. 9, 1978         Sept. 1979

Ft. Lauderdale
   I95 & Sunrise                3.32 acres        56,000 sq. ft.           558            Dec. 4, 1979         Sept. 1979

---------------

(1) On August 24, 1992, this property was damaged by Hurricane Andrew and, as a result, the facility became idle as of this date. The facility has been rebuilt and recommenced operations in October 1994.
(2) In 1995, the Partnership sold approximately 4,729 sq. ft. of this property to the State of Florida under a condemnation proceeding.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership expensed $26,000 in 1995 for known environmental remediation requirements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ------------------------------------------------------------------

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

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1996, there were approximately 1,506 record holders of Units.

     In March 1997, Hughes commenced a cash tender offer to purchase up to 6,000 of the 40,000 outstanding Units at $447 per Unit.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.


ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

                                              1996              1995              1994              1993              1992
                                          ------------     ------------      ------------      -----------        ------------
For the Year Ended December 31,
Revenues                                   $7,774,000       $7,629,000        $7,085,000        $6,979,000        $6,743,000

Depreciation and amortization                 814,000          742,000           692,000           648,000           617,000

Interest expense                            2,898,000        2,967,000         3,071,000         3,137,000         3,197,000

Gain on sale of real estate                  -                 125,000          -                 -                 -

Net income                                  1,698,000        1,724,000         1,208,000         1,099,000           796,000

Limited partners' share                     1,680,000        1,704,000         1,195,000         1,087,000           787,000

General partners' share                        18,000           20,000            13,000            12,000             9,000

Limited partners' per unit data (1)

Net income                                     42.00            42.60             29.88             27.18             19.68

As of December 31,

Cash and cash equivalents                  $2,440,000         $967,000          $551,000        $2,807,000        $1,125,000

Assets                                    $22,742,000      $18,367,000       $16,505,000       $17,548,000       $14,677,000

Mortgage note payable                     $26,338,000      $27,178,000       $28,086,000       $28,754,000       $29,355,000

---------------
(1) Per unit data is based on the weighted average number of the limited partnership units (40,000) outstanding during the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

     The Partnership's net income was $1,698,000 in 1996 compared to $1,724,000 in 1995, representing a decrease of $26,000. The decrease was primarily attributed to the effects in 1995 of a one-time gain from insurance proceeds ($236,000 gain from reconstruction receipts and $49,000 in business interruption proceeds) and the disposition of land in 1995 at a gain of $125,000. These effects were offset by a $234,000 increase in net property income in 1996.

     During 1996, property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $4,310,000 in 1996 compared to $4,076,000 in 1995, representing an increase of $234,000 or 6%. This increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities partially offset by an increase in cost of operations and depreciation expense.

     Rental income was $7,423,000 in 1996 compared to $7,045,000 in 1995, representing an increase of $378,000 or 5%. The increase was primarily attributable to an increase in occupancy level at the Partnership's facilities. The weighted average occupancy levels at the mini-warehouse facilities were 89% and 85% in 1996 and 1995, respectively. The monthly realized rent per occupied square foot averaged $.79 in 1996 compared to $.78 in 1995.

     Other income decreased $248,000 in 1996 compared to 1995. The decrease is due to the 1995 recognition of a $236,000 gain from reconstruction proceeds and the 1995 recognition of $49,000 of business interruption insurance proceeds. The $236,000 gain is attributable to actual cost being lower than amounts received from insurance proceeds to reconstruct a real estate facility located in Miami, Florida, which was damaged by Hurricane Andrew in August 1992 (see Note 8 in the Notes to Financial Statements) included in Item 14(a). These negative effects were offset by a $37,000 increase in other income due to increased invested cash balances.

     Dividend income from marketable securities of affiliate increased $15,000 in 1996 compared to 1995. This increase is primarily due to an increase in the weighted average number of shares owned in 1996 compared to 1995.

     Cost of operations (including management fees paid to an affiliate) increased $72,000 or 3% to $2,299,000 in 1996 from $2,227,000 in 1995. This increase was primarily attributable to increases in advertising, property tax costs, and repairs and maintenance.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Partnership has expensed the prepaid management fees during 1996. The amount is included in management fees paid to affiliate in the statements of income. As a result of the prepayment, the Partnership saved approximately $26,000 in management fees, based on the management fees that would have been payable on rental income generated during 1996 compared to the amount prepaid.

     Interest   expense  was   $2,898,000  and  $2,967,000  in  1996  and  1995,
respectively, representing a decrease of $69,000 or 2%. The decrease was primarily a result of a lower average outstanding loan balance in 1996 compared to 1995.

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

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership expensed $26,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Interest   expense  was   $2,967,000  and  $3,071,000  in  1995  and  1994,
respectively, representing a decrease of $104,000 or 3%. The decrease was primarily a result of a lower average outstanding loan balance in 1995 compared to 1994.

Liquidity and Capital Resources
-------------------------------

     Cash flows from operating activities ($2,739,000 for the year ended December 31, 1996) have been sufficient to meet all current obligations of the Partnership. During 1997, the Partnership anticipates approximately $476,000 of capital improvements. During 1995, the Partnership's property operator commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements will include new signs, exterior color schemes and improvements to the rental offices. Included in the 1997 capital improvement budget are estimated costs of $86,000 for such enhancements.

     At December 31, 1996, the Partnership held 297,130 shares of common stock (marketable securities) with a fair value totaling $9,211,000 (cost basis of $3,791,000 at December 31, 1996) in Public Storage, Inc. (PSI). During 1996, the Partnership recognized $262,000 in dividend income on these shares.

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $265,000. The amount has been amortized as management fees paid to affiliate during 1996.

     In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its funds available for principal payments that commenced in 1990 and increase in subsequent years through 1998, at which time the remaining principal balance is due.

     The distributions in the aggregate to the Limited and General Partners for each of the prior years were as follows:


                 1978                               $167,000
                 1979                              1,263,000
                 1980                              2,196,000
                 1981                              2,415,000
                 1982                              2,635,000
                 1983                              2,964,000
                 1984                              3,568,000
                 1985                              4,393,000
                 1986                              4,314,000
                 1987                              4,310,000
                 1988                             32,660,000
                 1989                                641,000
                 1990                                371,000
                 1991                                135,000
                 1992                                      -
                 1993                                      -
                 1994                                      -
                 1995                                      -
                 1996                                      -

     During 1988, the Partnership financed all of its properties with a $30,500,000 loan with fixed interest of 10.47 percent per annum. Net proceeds of $29,360,000 were distributed to the partners in October 1988 and are included in the 1988 distribution. At December 31, 1996, the outstanding balance of the mortgage note was $26,338,000, which matures on October 1, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

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

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


    Name                                Positions with PSI
----------------------       -------------------------------------------------
B. Wayne Hughes              Chairman of the Board and Chief Executive Officer
Harvey Lenkin                President and Director
John Reyes                   Senior Vice President and Chief Financial Officer
Hugh W. Horne                Senior Vice President
Obren B. Gerich              Senior Vice President
Marvin M. Lotz               Senior Vice President
David Goldberg               Senior Vice President and General Counsel
A. Timothy Scott             Senior Vice President and Tax Counsel
Sarah Hass                   Vice President and Secretary
Robert J. Abernethy          Director
Dann V. Angeloff             Director
William C. Baker             Director
Uri P. Harkham               Director

     B. Wayne Hughes, age 63, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was an officer and director of affiliates of PSMI and a director of PSMI until November 1995. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XI, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage
Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc. and Public Storage Properties XX, Inc. (collectively , the "Public Storage REITs"), REITs that were organized by affiliates of PSMI. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage
Properties IX, Inc., Public Storage Properties X, Inc., Public Storage Properties XII Inc., PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc., and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and December 1996. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 60, became President and a director of PSI in November 1991. Mr. Lenkin was an officer and director of PSMI and its affiliates until November 1995. He has been President of the Public Storage REITs since 1990. He was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996.

     John Reyes, age 36, a certified public accountant, joined PSMI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Hugh W. Horne, age 52, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of the Public Storage REITs since 1993. He was a Vice President of SPI from 1989 until June 1996 and of the other Merged Public Storage REITs from 1993 until the respective dates of merger. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 58, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. He has been Vice President and Secretary of the Public Storage REITs since 1990 and was Chief Financial Officer until November 1995. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

     Marvin M. Lotz, age 54, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 47, joined PSMI's legal staff in June 1991, rendering services on behalf of the PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995 and Vice President and General Counsel of the Public Storage REITs in December 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     A. Timothy Scott, age 45, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI and PSMI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     Sarah Hass, age 41, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 57, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority, and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 61, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Bonded Motors Inc., Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Ready Pac Produce, Inc., Royce Medical Company and Seda Specialty Packaging Corp. He was a director of SPI from 1989 until June 1996.

     William C. Baker, age 63, became a director of PSI in November 1991. Since April 1996, Mr. Baker has been Chairman of the Board of Santa Anita Realty Enterprises, Inc., a REIT that owns the Santa Anita Racetrack and other real estate assets. In August 1996, he became Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company, which operates the Santa Anita Racetrack through its subsidiary the Los Angeles Turf Club, Incorporated. From April 1993 through May 1995, Mr. Baker was President of Red Robin

International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company.

     Uri P. Harkham, age 48, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------

     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------
     (a) At February 28, 1997, the following persons beneficially owned more than 5% of the Units:

                                      Name and Address of
        Title of Class                 Beneficial Owners            Beneficial Ownership         Percent of Class
----------------------------     -------------------------     --------------------------     -------------------------
Units of Limited Partnership     Public Storage, Inc.
Interest                         701 Western Avenue             18,857 Units (1)               47.1%
                                 Glendale, California 91201

Units of Limited Partnership     B. Wayne Hughes
Interest                         701 Western Avenue             6,312 Units (2)                15.8%
                                 Glendale, California 91201

(1) Includes (i) 12,965 Units owned by PSI as to which PSI has sole voting and dispositive power and (ii) 5,892 Units which PSI has an option to acquire (together with other securities) from BWH Marina Corporation II (a corporation wholly-owned by Hughes) and as to which PSI has sole voting power (pursuant to an irrevocable proxy) and no dispositive power.

(2) Includes (i) 420 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power and (ii) 5,892 Units owned by BWH Marina Corporation II as to which Hughes has sole dispositive power and no voting power; PSI has an option to acquire these Units and an irrevocable proxy to vote these Units (see footnote 1 above).

          (b) The Partnership has no officers and directors. The General Partners contributed $202,000 to the original capital of the Partnership and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 9 Units (0.02% of the Units). The directors and executive officers of PSI (including Hughes), as a group (13 persons), own an aggregate of 6,331 Units, representing 15.8% of the Units (including the 6,312 Units beneficially owned by Hughes as set forth above).

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

     The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. During 1996, the Partnership paid fees of $154,000 to PSI pursuant to the Management Agreement.

     In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $265,000. The amount has been amortized as management fees paid to affiliate during 1996.


                                     PART IV

ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ---------------------------------------------------------------

     (a) List of Documents file as part of the Report.
         1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.

         2. Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedule.

         3. Exhibits: See Exhibit Index contained below.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of fiscal 1996.

     (c) Exhibits: See Exhibit Index contained below.

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

 10.1 Second Amended and Restated Management Agreement dated November 16, 1995 between the Partnership and Public Storage, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to PS
          Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                                      PUBLIC STORAGE PROPERTIES IV, LTD.,
                                      a California Limited Partnership

Dated:  March 26, 1997        By:    Public Storage, Inc., General Partner


                               By:    /s/ B Wayne Hughes
                                      ---------------------------------------
                                      B. Wayne Hughes, Chairman of the Board

                               By:    /s/ B Wayne Hughes
                                      ---------------------------------------
                                      B. Wayne Hughes, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

Signature                                    Capacity                                           Date
----------------------------                 ------------------------------------------------   ----------------
/s/ B Wayne Hughes                           Chairman of the Board and                          March 26, 1997
----------------------------                 Chief Executive Officer of Public Storage, Inc.
B. Wayne Hughes                              and General Partner (principal executive officer)



/s/ Harvey Lenkin                            President and Director                             March 26, 1997
----------------------------                 of Public Storage, Inc.
Harvey Lenkin

/s/ John Reyes                               Senior Vice President and Chief Financial          March 26, 1997
----------------------------                 Officer of Public Storage, Inc.
John Reyes                                   (principal financial officer and principal
                                             accounting officer)


/s/ Robert J. Abernethy                      Director of Public Storage, Inc.                   March 26, 1997
----------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                         Director of Public Storage, Inc.                   March 26, 1997
----------------------------
Dann V. Angeloff


/s/ William C. Baker                         Director of Public Storage, Inc.                   March 26, 1997
----------------------------
William C. Baker


/s/ Uri P. Harkham                           Director of Public Storage, Inc.                   March 26, 1997
----------------------------
Uri P. Harkham

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))




                                                                         Page
                                                                      References
                                                                      ----------

Report of Independent Auditors                                           F-1


Financial Statements and Schedule:


Balance Sheets as of December 31, 1996 and 1995                          F-2


For the years ended December 31, 1996, 1995 and 1994:


 Statements of Income                                                    F-3


 Statements of Partners' Deficit                                         F-4


 Statements of Cash Flows                                             F-5 - F-6


 Notes to Financial Statements                                        F-7 - F-10


Schedule for the years ended December 31, 1996, 1995 and 1994:


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

                         Report of Independent Auditors





The Partners
Public Storage Properties IV, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties IV, Ltd. as of December 31, 1996 and 1995, and the related statements of income, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties IV, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                          ERNST & YOUNG LLP

March 24, 1997
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995


                                                                               1996                     1995
                                                                          -------------           --------------
                                     ASSETS
                                     ------

Cash and cash equivalents                                                 $  2,440,000            $   967,000
Marketable securities of affiliate (cost of $3,791,000)                      9,211,000              5,645,000
Rent and other receivables                                                     150,000                100,000

Real estate facilities:
     Building and equipment                                                 15,441,000             15,015,000
     Land                                                                    5,244,000              5,244,000
                                                                          -------------           --------------
                                                                            20,685,000             20,259,000

     Less accumulated depreciation                                         (10,017,000)            (9,203,000)
                                                                          -------------           --------------
                                                                            10,668,000             11,056,000
                                                                          -------------           --------------

Other assets                                                                   273,000                599,000
                                                                          -------------           --------------

         Total assets                                                      $22,742,000            $18,367,000
                                                                          =============           ==============


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                            $   52,000            $    81,000
Deferred revenue                                                               224,000                244,000
Mortgage note payable                                                       26,338,000             27,178,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 40,000 units
     authorized, issued and outstanding                                     (6,892,000)            (8,152,000)
     General partners' deficit                                              (2,400,000)            (2,838,000)
     Unrealized gain on marketable securities                                5,420,000              1,854,000
                                                                          -------------           --------------

         Total partners' deficit                                            (3,872,000)            (9,136,000)
                                                                          -------------           --------------

Total liabilities and partners' deficit                                    $22,742,000            $18,367,000
                                                                          =============           ==============


                             See accompanying notes.
                                       F-2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1996, 1995, and 1994


                                                                1996                     1995                      1994
                                                            ----------               ----------               ----------
REVENUES:

Rental income                                               $7,423,000               $7,045,000               $6,659,000
Dividends from marketable securities of
affiliate                                                      262,000                  247,000                  177,000
Other income                                                    89,000                  337,000                  249,000
                                                            ----------               ----------               ----------
                                                             7,774,000                7,629,000                7,085,000
                                                            ----------               ----------               ----------

COSTS AND EXPENSES:

Cost of operations                                           1,880,000                1,804,000                1,626,000
Management fees paid to affiliate                              419,000                  423,000                  418,000
Depreciation                                                   814,000                  742,000                  692,000
Administrative                                                  65,000                   68,000                   70,000
Environmental cost                                                   -                   26,000                        -
Interest expense                                             2,898,000                2,967,000                3,071,000
                                                            ----------               ----------               ----------

                                                             6,076,000                6,030,000                5,877,000
                                                            ----------               ----------               ----------

Income before gain on sale of land                           1,698,000                1,599,000                        -
Gain on sale of land                                                 -                  125,000                        -
                                                            ----------               ----------               ----------

NET INCOME                                                  $1,698,000               $1,724,000               $1,208,000
                                                            ==========               ==========               ==========

Limited partners' share of net income ($42.00
  per unit in 1996, $42.60 per unit in 1995, and
  $29.88 per unit in 1994)                                  $1,680,000               $1,704,000               $1,195,000

General partners' share of net income                           18,000                   20,000                   13,000
                                                            ----------               ----------               ----------
                                                            $1,698,000               $1,724,000               $1,208,000
                                                            ==========               ==========               ==========


                             See accompanying notes.
                                       F-3


                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         STATEMENTS OF PARTNERS' DEFICIT
              For the years ended December 31, 1996, 1995, and 1994

                                                                                 Unrealized Gain
                                               Limited            General         on Marketable      Total Partners'
                                              Partners           Partners           Securities           Deficit
                                           --------------      ------------     ----------------    ----------------
Balance at December 31, 1993               $(10,327,000)       $(3,595,000)     $           -        $(13,922,000)


Unrealized gain on marketable
  securities                                          -                  -            556,000             556,000

Net income                                    1,195,000             13,000                  -           1,208,000

Equity transfer                                (298,000)           298,000                  -                   -
                                           --------------      ------------     ----------------    ----------------

Balance at December 31, 1994                 (9,430,000)        (3,284,000)           556,000         (12,158,000)

Unrealized gain on marketable
securities                                            -                  -          1,298,000           1,298,000

Net income                                    1,704,000             20,000                  -           1,724,000

Equity transfer                                (426,000)           426,000                  -                   -
                                           --------------      ------------     ----------------    ----------------

Balance at December 31, 1995                 (8,152,000)        (2,838,000)         1,854,000          (9,136,000)

Unrealized gain on marketable
securities                                            -                  -          3,566,000           3,566,000

Net income                                    1,680,000             18,000                  -           1,698,000

Equity transfer                                (420,000)           420,000                  -                   -
                                           --------------      ------------     ----------------    ----------------
Balance at December 31, 1996                $(6,892,000)       $(2,400,000)        $5,420,000         $(3,872,000)
                                           ==============      ============     ================    ================

                             See accompanying notes.
                                       F-4


                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995, and 1994


                                                                      1996               1995                1994
                                                                  --------------     -------------      -------------
Cash flows from operating activities:

     Net income                                                   $1,698,000         $1,724,000         $1,208,000

     Adjustments  to  reconcile   net  income  to  cash
      provided  by  operating activities:

     Gain on sale of land                                                  -           (125,000)                 -
     Depreciation                                                    814,000            742,000            692,000
     (Increase) decrease in rent and other receivables               (50,000)           (12,000)            62,000
     Amortization of prepaid loan fees                                92,000             92,000             92,000
     Increase in other assets                                        (31,000)            (6,000)            (6,000)
     Amortization (payment) of prepaid management fees               265,000           (265,000)                 -
     (Decrease) increase  in accounts payable                        (29,000)            33,000           (485,000)
     Decrease in advances to reconstruct real estate
       facility                                                            -           (236,000)                 -
     Decrease in deferred revenue                                    (20,000)           (48,000)          (339,000)
                                                                  --------------     -------------      -------------

         Total adjustments                                         1,041,000            175,000             16,000
                                                                  --------------     -------------      -------------

         Net cash provided by operating activities                 2,739,000          1,899,000          1,224,000
                                                                  --------------     -------------      -------------

Cash flows from investing activities:

     Proceeds from sale of land                                            -            137,000                  -
     Insurance proceeds relating to damaged real estate
     facility                                                              -                  -            837,000
     Purchase of marketable securities of affiliate                        -           (399,000)        (1,907,000)
     Expenditures to reconstruct damaged real estate
     facility                                                              -             (1,000)        (1,415,000)
     Additions to real estate facilities                            (426,000)          (312,000)          (327,000)
                                                                  --------------     -------------      -------------

         Net cash used in investing activities                      (426,000)          (575,000)        (2,812,000)
                                                                  --------------     -------------      -------------

Cash flows from financing activities:

    Principal payments on mortgage note payable                     (840,000)          (908,000)          (668,000)
                                                                  --------------     -------------      -------------

         Net cash used in financing activities                      (840,000)          (908,000)          (668,000)
                                                                  --------------     -------------      -------------

Net increase (decrease) in cash and cash equivalents               1,473,000            416,000         (2,256,000)

Cash and cash equivalents at the beginning of the year               967,000            551,000          2,807,000
                                                                  --------------     -------------      -------------

Cash and cash equivalents at the end of the year                  $2,440,000           $967,000           $551,000
                                                                  ==============     =============      =============

                             See accompanying notes.
                                       F-5



                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995, and 1994
                                   (Continued)


                                                                     1996                  1995                   1994
                                                                --------------        -------------           ------------
Supplemental schedule of non-cash investing and
 financing activities:

 Increase in fair value of marketable securities of
  affiliate                                                     $(3,566,000)          $(1,298,000)            $(556,000)
                                                                ==============        =============           ============

 Unrealized gain on marketable securities of affiliate           $3,566,000            $1,298,000              $556,000
                                                                ==============        =============           ============



                             See accompanying notes.
                                       F-6

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Basis of Presentation:
         ----------------------

               Certain prior years amounts have been reclassified to conform with the 1996 presentation.

         Mini-Warehouse Facilities:
         --------------------------

               Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings and equipment reflect costs incurred to develop primarily mini-warehouse facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

               In 1995, the Partnership sold a portion of its Pembroke, Florida property to the State of Florida under a condemnation proceeding for $137,000. The Partnership recognized a gain of $125,000 on the sale. Proceeds from the sale were used to make an unscheduled principal payment on the Partnership's mortgage note payable.

               In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 in 1996 and the adoption had no effect on the Partnership's financial Statements.

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

         Cash and Cash Equivalents:
         --------------------------

               For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
                                      F-7

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)

         Marketable Securities:
         ----------------------

              Marketable securities at December 31, 1996 and 1995 consist of 297,130 shares of common stock of PSI. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 1996 and 1995, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 1996 and 1995, and has recorded a corresponding unrealized gain totaling $3,566,000 and $1,298,000 and $556,000 for the years ended December 31, 1996, 1995 and 1994, respectively, as a credit to Partnership equity. The Partnership recognized dividends of $262,000, $247,000, and $177,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

         Other Assets:
         -------------

               Included in other assets is deferred financing costs of $160,000 ($252,000 at December 31, 1995). Such balance is being amortized as interest expense using the straight-line method over the life of the related mortgage note payable.

         Use of Estimates:
         -----------------

               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Environmental Cost:
         -------------------

               Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During 1995, the Partnership completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Partnership expensed $26,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition or results of operations.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

4.       PARTNERS' EQUITY (CONTINUED)

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

               In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $265,000. The amount is included in other assets in the balance sheet at December 31, 1995. The amount has been amortized as management fees paid to affiliate during 1996.

6.       TAXES BASED ON INCOME

               Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

               Taxable net income was $2,100,000, $1,715,000, and $1,408,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The difference between taxable net income and net income is primarily
         related  to  depreciation   expense   resulting  from  differences  in
         depreciation methods.

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

              The Partnership believes that it is not practical to estimate the fair value of its long-term fixed rate debt at December 31, 1996 because there is no public market for such debt and although interest rates at December 31, 1996, are lower than when such debt was incurred, the Partnership does not believe it could obtain financing currently on such favorable terms. This is in part due to the reduced sources of real estate financing resulting from a variety of factors, including the present condition of financial institutions.

               The principal  repayment  schedule as of December 31, 1996 of the note is as follows:

                               1997                  $     933,000
                               1998                     25,405,000
                                                     -------------
                                                       $26,338,000
                                                     =============

               Interest  paid  on  the  note  was  $2,806,000,   $2,876,000  and
         $2,979,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

8.       INSURANCE SETTLEMENT ON RECONSTRUCTION OF REAL ESTATE FACILITY

               In 1993, the Partnership reached a settlement with its insurance carrier for damage sustained to the Partnerships' Miami, Florida property and for business interruption while the facility was being reconstructed. The settlement provided for the payment of $2,987,000 consisting of (i) reconstruction and related costs of the facility and
         (ii) business interruption. The facility recommenced operations in October 1994 and the reconstruction of the facility was completed in the second quarter of 1995. During 1995, the Partnership recognized $236,000 of income as a result of actual cost to reconstruct the facility being lower then amounts received from insurance proceeds.

               Business  interruption  proceeds were being  recognized  over the period from the time the facility was damaged through the time estimated that the project would be fully operating at a stabilized occupancy. Through December 31, 1995, the Partnership has recognized as income gross business interruption proceeds of approximately $1,025,000. Other income includes business interruption insurance proceeds (net of certain costs and expenses of maintaining the facility) of $49,000 and $202,000 for the year ended December 31, 1995 and 1994 respectively.


                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 1996


                                                        Initial Cost
                                                  -----------------------------
                                                                                     Costs
                                                                   Building,      Subsequent to
                                                                  Land Imp &      construction
        Description            Encumbrances          Land          Equipment     (Improvements)
------------------------     ----------------     -----------   --------------   --------------
Mini-warehouses:
    CALIFORNIA
Azusa                                -             $501,000        $1,093,000       $126,000
Concord                              -              349,000           805,000        144,000
Oakland                              -              177,000           650,000        118,000
Pasadena                             -              379,000           496,000         98,000
Redlands                             -              227,000           771,000        101,000
Richmond                             -              225,000           639,000        156,000
Riverside                            -               51,000           595,000        144,000
Sacramento/Howe                      -              194,000           666,000        158,000
Sacramento/West Capitol              -              100,000           719,000        201,000
San Carlos                                          396,000           902,000         98,000
Santa Clara                                         633,000         1,156,000        141,000
Tustin                                              517,000           844,000        133,000
    FLORIDA
Miami/Airport Expressway             -              186,000           442,000        154,000
Miami/Cutler Ridge                   -              525,000           901,000        149,000
Pembroke Park                        -              255,000           607,000        317,000
Ft. Lauderdale/I-95 & 23rd Ave.                     243,000           611,000        276,000
Ft. Lauderdale/I-95 & Sunrise        -              286,000           690,000        340,000
                               --------------     -----------   --------------   --------------
                                $26,338,000(1)   $5,244,000      $12,587,000      $2,854,000
                               ==============     ===========   ==============   ==============

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 1996

                                           Gross Carrying Amount
                                            at December 31, 1996
                                     -------------------------------------

                                                    Building,
                                                   Land Imp &                  Accumulated       Date
        Description                    Land         Equipment      Total       Depreciation     Completed
------------------------             --------    -------------   ----------   --------------   -----------
Mini-warehouses:
    CALIFORNIA
Azusa                                $501,000     $1,219,000    $1,720,000       $856,000      11/78
Concord                               349,000        949,000     1,298,000        606,000      01/79
Oakland                               177,000        768,000       945,000        512,000      04/79
Pasadena                              379,000        594,000       973,000        385,000      11/79
Redlands                              227,000        872,000     1,099,000        566,000      02/79
Richmond                              225,000        795,000     1,020,000        510,000      03/79
Riverside                              51,000        739,000       790,000        478,000      05/79
Sacramento/Howe                       194,000        824,000     1,018,000        505,000      08/79
Sacramento/West Capitol               100,000        920,000     1,020,000        607,000      06/79
San Carlos                            396,000      1,000,000     1,396,000        666,000      10/79
Santa Clara                           633,000      1,297,000     1,930,000        823,000   6/79&7/79
Tustin                                517,000        977,000     1,494,000        670,000      12/78
    FLORIDA
Miami/Airport Expressway              186,000        596,000       782,000        395,000      01/79
Miami/Cutler Ridge                    525,000      1,050,000     1,575,000        681,000      04/79
Pembroke Park                         255,000        924,000     1,179,000        551,000      07/79
Ft. Lauderdale/I-95 & 23rd Ave        243,000        887,000     1,130,000        562,000
Ft. Lauderdale/I-95 & Sunrise         286,000      1,030,000     1,316,000        644,000      10/79
                                     --------    -------------   ----------   --------------   -----------
                                   $5,244,000   $15,441,000    $20,685,000   $10,017,000
                                   ==========   ============== ============  ===============

(1) All 17 mini-warehouse locations are encumbered by a promissory note. The $26,338,000 listed above is the principal balance remaining on the note at 12/31/96.
(2) In 1995, the Partnership sold approximately 4,729 sq. ft. of the facility to the State of Florida under condemnation proceeding. The Partnership adjusted land by $12,000 for the sale.


                   Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation

                          Year Ended December 31, 1996

                                                            1996                    1995                     1994
                                                      ------------------      ----------------          ----------------
Investment in Real estate
   Balance at the beginning of the year                  $20,259,000             $19,959,000              $19,632,000
   Additions through cash expenditures                       426,000                 312,000                  327,000
   Deductions during the period:
   Sale of land                                                    -                 (12,000)                       -
                                                      ------------------      ----------------          ----------------

Balance at the end of the year                           $20,685,000             $20,259,000              $19,959,000
                                                      ==================      ================          ================

Accumulated Depreciation
   Balance at the beginning of the year                   $9,203,000              $8,461,000               $7,769,000
   Additions charged to costs and expenses                   814,000                 742,000                  692,000
                                                      ------------------      ----------------          ----------------

Balance at the end of the year                           $10,017,000              $9,203,000               $8,461,000
                                                      ==================      ================          ================