Form 10-Q
period 1997-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 1997-05-14
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-8908


                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


           California                                                95-3192402
-----------------------------------------                -----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                            Identification Number)

        701 Western Avenue
       Glendale, California                                               91201
-----------------------------------------                -----------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                         -----------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

                                      INDEX


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 1997
   and December 31, 1996                                                    2

Condensed statements of income for the three
   months ended March 31, 1997 and 1996                                     3

Condensed statement of partners' deficit for the
   three months ended March 31, 1997                                        4

Condensed statements of cash flows for the
   three months ended March 31, 1997 and 1996                               5

Notes to condensed financial statements                                     6

Management's discussion and analysis of
   financial condition and results of operations                          7-8


PART II.  OTHER INFORMATION                                                 9




                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                      March 31,            December 31,
                                                                                        1997                   1996
                                                                                   ---------------        ---------------
                                                                                     (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                           $   3,015,000          $   2,440,000
Marketable securities of affiliate (cost of $3,791,000)                                 8,617,000              9,211,000
Rent and other receivables                                                                110,000                150,000

Real estate facilities at cost:
     Buildings and equipment                                                           15,569,000             15,441,000
     Land                                                                               5,244,000              5,244,000
                                                                                   ---------------        ---------------
                                                                                       20,813,000             20,685,000

     Less accumulated depreciation                                                    (10,232,000)           (10,017,000)
                                                                                   ---------------        ---------------
                                                                                       10,581,000             10,668,000
                                                                                   ---------------        ---------------

Other assets                                                                              225,000                273,000
                                                                                   ---------------        ---------------
Total assets                                                                          $22,548,000            $22,742,000
                                                                                   ===============        ===============

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------


Accounts payable                                                                    $     158,000          $      52,000
Deferred revenue                                                                          266,000                224,000
Mortgage note payable                                                                  26,114,000             26,338,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 40,000 units
        authorized, issued and outstanding                                             (6,539,000)            (6,892,000)
     General partners' deficit                                                         (2,277,000)            (2,400,000)
     Unrealized gain on marketable securities                                           4,826,000              5,420,000
                                                                                   ---------------        ---------------
     Total partners' deficit                                                           (3,990,000)            (3,872,000)
                                                                                   ---------------        ---------------
Total liabilities and partners' deficit                                               $22,548,000            $22,742,000
                                                                                   ===============        ===============



                            See accompanying notes.
                                       2



                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                   ---------------------------------------
                                                                                          1997                  1996
                                                                                   ------------------    -----------------
REVENUES:
Rental income                                                                       $    1,917,000         $    1,783,000
Dividends from marketable securities of affiliate                                           65,000                 65,000
Other income                                                                                35,000                 14,000
                                                                                   ------------------    -----------------
                                                                                         2,017,000              1,862,000
                                                                                   ------------------    -----------------

COSTS AND EXPENSES:

Cost of operations                                                                         490,000                448,000
Management fees paid to affiliate                                                          115,000                 99,000
Depreciation                                                                               215,000                197,000
Administrative                                                                              11,000                 10,000
Interest expense                                                                           710,000                733,000
                                                                                   ------------------    -----------------
                                                                                         1,541,000              1,487,000
                                                                                   ------------------    -----------------

NET INCOME                                                                          $      476,000         $      375,000
                                                                                   ==================    =================


Limited partners' share of net income ($11.78 per unit
    in 1997 and $9.28 per unit in 1996)                                             $      471,000         $      371,000

General partners' share of net income                                                        5,000                  4,000
                                                                                   ------------------    -----------------
                                                                                    $      476,000         $      375,000
                                                                                   ==================    =================



                            See accompanying notes.
                                       3




                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)

                                                                                        Unrealized
                                                                                          Gain on               Total
                                                Limited              General            Marketable            Partners'
                                               Partners              Partners           Securities             Deficit
                                             ------------         -------------        ------------         ------------

Balance at December 31, 1996                 $(6,892,000)         $(2,400,000)          $5,420,000          $(3,872,000)

Unrealized loss on marketable securities           -                    -                 (594,000)            (594,000)

Net income                                       471,000                5,000                 -                 476,000

Equity transfer                                 (118,000)             118,000                 -                    -
                                             ------------         -------------        ------------         ------------
Balance at March 31, 1997                    $(6,539,000)         $(2,277,000)          $4,826,000          $(3,990,000)
                                             ============         =============        ============         ============



                             See accompanying notes.
                                        4





                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                   ---------------------------------------
                                                                                          1997                  1996
                                                                                   -----------------    ------------------

Cash flows from operating activities:

     Net income                                                                     $     476,0000         $      375,000


     Adjustments to reconcile net income to net cash provided by operating activities:



        Depreciation                                                                       215,000                197,000
        Decrease in rent and other receivables                                              40,000                  5,000
        Amortization of prepaid loan fees                                                   23,000                 23,000
        Decrease in other assets                                                            25,000                   -
        Amortization of prepaid management fees                                              -                     99,000
        Increase in accounts payable                                                       106,000                 50,000
        Increase in deferred revenue                                                        42,000                 29,000
                                                                                   -----------------    ------------------

        Total adjustments                                                                  451,000                403,000
                                                                                   -----------------    ------------------
        Net cash provided by operating activities                                          927,000                778,000
                                                                                   -----------------    ------------------

Cash flows from investing activities:

     Additions to real estate facilities                                                  (128,000)               (12,000)
                                                                                   -----------------    ------------------
        Net cash used in investing activities                                             (128,000)               (12,000)
                                                                                   -----------------    ------------------

Cash flows from financing activities:

     Principal payments on mortgage note payable                                          (224,000)              (202,000)
                                                                                   -----------------    ------------------
        Net cash used in financing activities                                             (224,000)              (202,000)
                                                                                   -----------------    ------------------

Net increase in cash and cash equivalents                                                  575,000                564,000

Cash and cash equivalents at beginning of period                                         2,440,000                967,000
                                                                                   -----------------    ------------------
Cash and cash equivalents at end of period                                          $    3,015,000         $    1,531,000
                                                                                   =================    ==================

Supplemental schedule of non-cash investing and financing activities:

    Decrease (increase) in fair market value of marketable securities               $      594,000         $     (409,000)
                                                                                   =================    ==================
    Unrealized (loss) gain on marketable securities                                 $     (594,000)        $      409,000
                                                                                   =================    ==================



                            See accompanying notes.
                                       5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1996.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1997, the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 1997 consist of 297,130 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at March 31, 1997, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 1997. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996:

     The Partnership's net income for the three months ended March 31, 1997 was $476,000 compared to $375,000 for the three months ended March 31, 1996, representing an increase of $101,000 or 27%. The increase is primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

     Rental income for the three months ended March 31, 1997 was $1,917,000 compared to $1,783,000 for the three months ended March 31, 1996, representing an increase of $134,000 or 8%. This increase is primarily attributable to increased occupancy levels and rental rates at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 90% and 86% for the three months ended March 31, 1997 and 1996. Realized rent per occupied square foot increased from $.79 for the three months ended March 31, 1996 to $.81 for the three months ended March 31, 1997.

     Other income increased $21,000 for the three months ended March 31, 1997 compared to the same period in 1996. This increase is primarily due to an increase in invested cash balances.

     Cost of operations (including management fees paid to affiliate) for the three months ended March 31, 1997 was $605,000 compared to $547,000 for the three months ended March 31, 1996, representing an increase of $58,000 or 11%. This increase is mainly attributable to increases in management fees and property tax expenses. Property taxes increased due to an increase in property tax rates at some of the Partnership's mini-warehouse facilities.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations, discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the three months ended March 31, 1996 was $8,000 lower than it would have been under the customary, undiscounted fee structure.

     Interest expense decreased $23,000 for the three months ended March 31, 1997 compared to the same period in 1996 due primarily to a lower outstanding loan balance in 1997 over 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($927,000 for the three months ended March 31, 1997) have been sufficient to meet all current obligations of the Partnership.

     At March 31, 1997, the Partnership held 297,130 shares of common stock with a fair value totaling $8,617,000 (cost basis of $3,791,000 at March 31, 1997) in Public Storage, Inc. The Partnership recognized $65,000 in dividends for the three months ended March 31, 1997. From April 1, 1997 through May 5, 1997 the Partnership purchased an additional 8,100 shares of common stock in Public Storage, Inc. at an aggregate cost of $218,000.

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

Item 5  Other Information
        -----------------

     In May 1997, B. Wayne Hughes completed a cash tender offer, which had commenced in March 1997, pursuant to which B. Wayne Hughes acquired a total of 5,033 additional limited partnership units in the Partnership at $447 per unit. PSI has an option to purchase such 5,033 units from B. Wayne Hughes, at his cost, at any time after May 2, 1998.

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


                                           DATED: May 13, 1997
                                           PUBLIC STORAGE PROPERTIES IV, LTD.
                                           BY:  Public Storage, Inc.
                                                General Partner

                                           BY:  /s/ John Reyes
                                                --------------
                                                John Reyes
                                                Senior Vice President and
                                                  Chief Financial Officer