Form 10-Q
period 1997-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 1997-08-12
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 0-8908
                       ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


          California                                                 95-3192402
--------------------------------                           --------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

        701 Western Avenue
       Glendale, California                                               91201
--------------------------------                           --------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                           --------------------





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

                                      INDEX




                                                                       Page
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 1997
     and December 31, 1996                                                2

Condensed statements of income for the three and
     six months ended June 30, 1997 and 1996                              3

Condensed statement of partners' deficit for the
     six months ended June 30, 1997                                       4

Condensed statements of cash flows for the
     six months ended June 30, 1997 and 1996                              5

Notes to condensed financial statements                                   6

Management's discussion and analysis of
     financial condition and results of operations                      7-8


PART II.  OTHER INFORMATION                                               9

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                      June 30,             December 31,
                                                                                        1997                   1996
                                                                                  -----------------      -----------------
                                                                                     (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents                                                          $     1,980,000        $     2,440,000
Marketable securities of affiliate
     (cost of $5,080,000 in 1997 and $3,791,000 in 1996)                                10,076,000              9,211,000
Rent and other receivables                                                                 172,000                150,000

Real estate facilities, at cost:
     Buildings and equipment                                                            15,716,000             15,441,000
     Land                                                                                5,244,000              5,244,000
                                                                                  -----------------      -----------------
                                                                                        20,960,000             20,685,000

     Less accumulated depreciation                                                     (10,449,000)           (10,017,000)
                                                                                  -----------------      -----------------
                                                                                        10,511,000             10,668,000
                                                                                  -----------------      -----------------

Other assets                                                                               203,000                273,000
                                                                                  -----------------      -----------------
Total assets                                                                       $    22,942,000        $    22,742,000
                                                                                  =================      =================


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------


Accounts payable                                                                   $        93,000        $        52,000
Deferred revenue                                                                           244,000                224,000
Mortgage note payable                                                                   25,884,000             26,338,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 40,000 units
         authorized, issued and outstanding                                             (6,138,000)            (6,892,000)
     General partners' deficit                                                          (2,137,000)            (2,400,000)
     Unrealized gain on marketable securities                                            4,996,000              5,420,000
                                                                                  -----------------      -----------------

     Total partners' deficit                                                            (3,279,000)            (3,872,000)
                                                                                  -----------------      -----------------
Total liabilities and partners' deficit                                            $    22,942,000        $    22,742,000
                                                                                  =================      =================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                       -------------------------------    --------------------------------
                                                             1997            1996              1997             1996
                                                       --------------   --------------    ---------------   --------------

  REVENUES:

  Rental income                                         $  1,954,000     $  1,839,000      $  3,871,000      $  3,622,000
  Dividends from marketable securities of affiliate           76,000           66,000           141,000           131,000
  Other income                                                33,000           18,000            68,000            32,000
                                                       --------------   --------------    ---------------   --------------
                                                           2,063,000        1,923,000         4,080,000         3,785,000
                                                       --------------   --------------    ---------------   --------------

  COSTS AND EXPENSES:

  Cost of operations                                         463,000          448,000           953,000           896,000
  Management fees paid to affiliate                          117,000           99,000           232,000           198,000
  Depreciation                                               217,000          198,000           432,000           395,000
  Administrative                                              20,000           17,000            31,000            27,000
  Interest expense                                           705,000          727,000         1,415,000         1,460,000
                                                       --------------   --------------    ---------------   --------------
                                                           1,522,000        1,489,000         3,063,000         2,976,000
                                                       --------------   --------------    ---------------   --------------

  NET INCOME                                            $    541,000     $    434,000      $  1,017,000      $    809,000
                                                       ==============   ==============    ==============    ==============


  Limited partners' share of net income ($25.13 per
     unit in 1997 and $20.00 per unit in 1996)                                             $  1,005,000      $    800,000

  General partners' share of net income                                                          12,000             9,000
                                                                                          ---------------   --------------
                                                                                           $  1,017,000      $    809,000
                                                                                          ===============   ==============

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)

                                                                                            Unrealized
                                                                                             Gain on            Total
                                                          Limited           General         Marketable        Partners'
                                                         Partners          Partners         Securities         Deficit
                                                       --------------   --------------    ---------------   --------------

Balance at December 31, 1996                             $(6,892,000)     $(2,400,000)       $5,420,000       $(3,872,000)

Unrealized loss on marketable securities                       -               -               (424,000)         (424,000)

Net income                                                 1,005,000           12,000             -             1,017,000

Equity transfer                                             (251,000)         251,000             -                 -
                                                       --------------   --------------    ---------------   --------------
Balance at June 30, 1997                                 $(6,138,000)     $(2,137,000)       $4,996,000       $(3,279,000)
                                                       ==============   ==============    ===============   ==============

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                   ------------------------------------------
                                                                                          1997                   1996
                                                                                   -------------------   --------------------

Cash flows from operating activities:

     Net income                                                                    $     1,017,000        $       809,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                      432,000                395,000
         Increase in rent and other receivables                                            (22,000)               (10,000)
         Amortization of prepaid loan fees                                                  46,000                 46,000
         Decrease (increase) in other assets                                                24,000                (11,000)
         Amortization of prepaid management fees                                              -                   198,000
         Increase in accounts payable                                                       41,000                 22,000
         Increase in deferred revenue                                                       20,000                 30,000
                                                                                   -------------------   --------------------
         Total adjustments                                                                 541,000                670,000
                                                                                   -------------------   --------------------
         Net cash provided by operating activities                                       1,558,000              1,479,000
                                                                                   -------------------   --------------------

Cash flows from investing activities:

     Purchase of marketable securities of affiliate                                     (1,289,000)                 -
     Additions to real estate facilities                                                  (275,000)              (177,000)
                                                                                   -------------------   --------------------
         Net cash used in investing activities                                          (1,564,000)              (177,000)
                                                                                   -------------------   --------------------

Cash flows from financing activities:

     Principal payments on mortgage note payable                                          (454,000)              (409,000)
                                                                                   -------------------   --------------------
         Net cash used in financing activities                                            (454,000)              (409,000)
                                                                                   -------------------   --------------------

Net (decrease) increase in cash and cash equivalents                                      (460,000)               893,000

Cash and cash equivalents at beginning of period                                         2,440,000                967,000
                                                                                   -------------------   --------------------
Cash and cash equivalents at end of period                                         $     1,980,000        $     1,860,000
                                                                                   ===================   ====================
Supplemental schedule of non-cash investing
     and financing activities:

     Decrease (increase) in fair market value of marketable securities             $       424,000        $      (483,000)
                                                                                   ===================   ====================
     Unrealized (loss) gain on marketable securities                               $      (424,000)       $       483,000
                                                                                   ===================   ====================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at June 30, 1997 consist of 344,480 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at June 30, 1997, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 1997. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996:

     The Partnership's net income for the six months ended June 30, 1997 was $1,017,000 compared to $809,000 for the six months ended June 30, 1996, representing an increase of $208,000 or 26%. The Partnership's net income for the three months ended June 30, 1997 was $541,000 compared to $434,000 for the three months ended June 30, 1996, representing an increase of $107,000 or 25%. These increases are primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense.

     Rental income for the six months ended June 30, 1997 was $3,871,000 compared to $3,622,000 for the six months ended June 30, 1996 representing an increase of $249,000 or 7%. Rental income for the three months ended June 30, 1997 was $1,954,000 compared to $1,839,000 for the three months ended June 30, 1996, representing an increase of $115,000 or 6%. These increases are primarily attributable to higher rental rates and occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 91% and 87% for the six months ended June 30, 1997 and 1996, respectively. Realized rent for the six months ended June 30, 1997 increased to $.81 per occupied square foot from $.79 per occupied square foot for the six months ended June 30, 1996.

     Other  income  increased  $36,000  for the six months  ended June 30,  1997 compared to the same period in 1996. This increase is primarily due to an increase in invested cash balances.

     Dividend income from marketable securities of affiliate increased $10,000 for the six months ended June 30, 1997 compared to the same period in 1996 due to an increase in the number of shares owned in 1997 compared to the same period in 1996.

     Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 1997 was $1,185,000 compared to $1,094,000 for the six months ended June 30, 1996, representing an increase of $91,000 or 8%. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 1997 was $580,000 compared to $547,000 for the three months ended June 30, 1996, representing an increase of $33,000 or 6%. This increase is mainly attributable to increases in management fees, property taxes and payroll expenses. Property taxes increased due to an increase in property tax rates at some of the Partnership's mini-warehouse facilities.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the six months ended June 30, 1996 was $19,000 lower than it would have been under the customary undiscounted fee structure.

     Interest expense decreased $45,000 to $1,415,000 in the six months ended June 30, 1997 from $1,460,000 in the same period in 1996. This decrease is mainly attributable to a lower outstanding principal balances on the Partnership's notes payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($1,558,000 for the six months ended June 30, 1997) have been sufficient to meet all current obligations of the Partnership.

     At June 30, 1997, the Partnership held 344,480 shares of common stock (marketable securities) with a fair value totaling $10,076,000 (cost basis of $5,080,000 at June 30, 1997) in Public Storage, Inc. From April through May 1997, the Partnership purchased an additional 47,350 shares of common stock in Public Storage, Inc. at an aggregate cost of 1,289,000. The Partnership recognized $141,000 in dividends for the six months ended June 30, 1997.

     In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to make principal payments that commenced in 1990 and to increase cash reserves in subsequent years through 1998, at which time the remaining principal balance is due.

                           PART II. OTHER INFORMATION


Items 1 through 4 are inapplicable.

Item 5 In May 1997, B. Wayne Hughes ("Hughes"), a general partner of the Partnership, completed a cash tender offer, which commenced in March 1997, pursuant to which Hughes acquired a total of 5,033 limited partnership units at $447 per Unit. Public Storage, inc. ("PSI"), the other general partner of the Partnership, has an option to purchase such 5,033 Units from Hughes, at Hughes' cost, at any time after May 2, 1998.

Item 6    Exhibits and Reports on Form 8-K.
          --------------------------------

         (a)  The following exhibit is included herein:

                  (27) Financial Data Schedule

         (b)  Form 8-K

                  The Partnership filed a Current Report on Form 8-K dated May 2, 1997 (filed May 8, 1997), pursuant to Item 1, which stated that as a result of B. Wayne Hughes' cash tender offer to purchase limited partnership units in the Partnership ("Units") which was completed on May 2, 1997, as of May 2, 1997 B. Wayne Hughes and Public Storage, Inc., the general partners of the Partnership, beneficially owned an aggregate of 24,310 Units, representing 60.8% of the Units, and are in a position to control all voting decisions with respect to the Partnership.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DATED: August 12, 1997

                                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                       BY:  Public Storage, Inc.
                                            General Partner





                                       BY:  /s/ John Reyes
                                            --------------
                                            John Reyes
                                            Vice President and
                                            Chief Financial Officer