Form 10-Q
period 1997-09-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 1997-11-12
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  -----------------

Commission File Number 0-8908
                       ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


             California                                           95-3192402
---------------------------------------                          -----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

          701 Western Avenue
         Glendale, California                                          91201
---------------------------------------                          -----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (818) 244-8080
                                                                 -----------




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

                                      INDEX




                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 1997
     and December 31, 1996                                                 2

Condensed statements of income for the three and
     nine months ended September 30, 1997 and 1996                         3

Condensed statement of partners' deficit for the
     nine months ended September 30, 1997                                  4

Condensed statements of cash flows for the
     nine months ended September 30, 1997 and 1996                         5

Notes to condensed financial statements                                    6

Management's discussion and analysis of
     financial condition and results of operations                       7-8

PART II.  OTHER INFORMATION                                                9

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                    September 30,          December 31,
                                                                                        1997                   1996
                                                                                --------------------    --------------------
                                                                                     (Unaudited)

                                     ASSETS
                                     ------
Cash and cash equivalents                                                          $     2,682,000        $     2,440,000
Marketable securities of affiliate
     (cost of $5,080,000 in 1997 and $3,791,000 in 1996)                                10,205,000              9,211,000
Rent and other receivables                                                                 169,000                150,000

Real estate facilities, at cost:
     Buildings and equipment                                                            15,852,000             15,441,000
     Land                                                                                5,244,000              5,244,000
                                                                                --------------------    --------------------
                                                                                        21,096,000             20,685,000

     Less accumulated depreciation                                                     (10,671,000)           (10,017,000)
                                                                                --------------------    --------------------
                                                                                        10,425,000             10,668,000
                                                                                --------------------    --------------------

Other assets                                                                               178,000                273,000
                                                                                --------------------    --------------------

Total assets                                                                       $    23,659,000        $    22,742,000
                                                                                ====================    ====================

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                                   $       210,000        $        52,000
Deferred revenue                                                                           243,000                224,000
Mortgage note payable                                                                   25,647,000             26,338,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 40,000 units
         authorized, issued and outstanding                                             (5,612,000)            (6,892,000)
     General partners' deficit                                                          (1,954,000)            (2,400,000)
     Unrealized gain on marketable securities                                            5,125,000              5,420,000
                                                                                --------------------    --------------------

     Total partners' deficit                                                            (2,441,000)            (3,872,000)
                                                                                --------------------    --------------------


Total liabilities and partners' deficit                                            $    23,659,000        $    22,742,000
                                                                                ====================    ====================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                     Nine Months Ended
                                                                 September 30,                         September 30,
                                                       ------------------------------------  -----------------------------------
                                                             1997               1996               1997                1996
                                                       -----------------  -----------------  -----------------  ----------------

  REVENUES:

  Rental income                                         $  2,142,000        $  1,868,000       $  6,013,000       $  5,490,000
  Dividends from marketable securities of affiliate           76,000              65,000            217,000            196,000
  Other income                                                31,000              26,000             99,000             58,000
                                                       -----------------  -----------------  -----------------  ----------------
                                                           2,249,000           1,959,000          6,329,000          5,744,000
                                                       -----------------  -----------------  -----------------  ----------------

  COSTS AND EXPENSES:

  Cost of operations                                         473,000             460,000          1,426,000          1,356,000
  Management fees paid to affiliate                          129,000             105,000            361,000            303,000
  Depreciation                                               222,000             207,000            654,000            602,000
  Administrative                                              18,000              20,000             49,000             47,000
  Interest expense                                           698,000             722,000          2,113,000          2,182,000
                                                       -----------------  -----------------  -----------------  ----------------
                                                           1,540,000           1,514,000          4,603,000          4,490,000
                                                       -----------------  -----------------  -----------------  ----------------

  NET INCOME                                            $    709,000        $    445,000       $  1,726,000       $  1,254,000
                                                       =================  =================  =================  ================

  Limited partners' share of net income ($42.68 per
  unit in 1997 and $31.00 per unit in 1996)                                                    $  1,707,000       $  1,240,000

  General partners' share of net income                                                              19,000             14,000
                                                                                             -----------------  ----------------
                                                                                               $  1,726,000       $  1,254,000
                                                                                             =================  ================

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                              Unrealized
                                                                                               Gain on             Total
                                                           Limited           General          Marketable         Partners'
                                                          Partners          Partners          Securities          Deficit
                                                     -----------------  -----------------  -----------------  ----------------
Balance at December 31, 1996                            $(6,892,000)      $(2,400,000)        $5,420,000        $(3,872,000)

Unrealized loss on marketable securities                      -                -                (295,000)          (295,000)

Net income                                                1,707,000            19,000           -                 1,726,000

Equity transfer                                            (427,000)          427,000           -                 -
                                                     -----------------  -----------------  -----------------  ----------------
Balance at September 30, 1997                           $(5,612,000)      $(1,954,000)        $5,125,000        $(2,441,000)
                                                     =================  =================  =================  ================

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                ---------------------------------------
                                                                                       1997               1996
                                                                                -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                    $  1,726,000        $  1,254,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                   654,000             602,000
         Increase in rent and other receivables                                         (19,000)            (28,000)
         Amortization of prepaid loan fees                                               69,000              69,000
         Decrease (increase) in other assets                                             26,000             (27,000)
         Amortization of prepaid management fees                                          -                 265,000
         Increase in accounts payable                                                   158,000             119,000
         Increase (decrease) in deferred revenue                                         19,000              (9,000)
                                                                                -------------------  ------------------
              Total adjustments                                                         907,000             991,000
                                                                                -------------------  ------------------

              Net cash provided by operating activities                               2,633,000           2,245,000
                                                                                -------------------  ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of marketable securities of affiliate                                  (1,289,000)             -
     Additions to real estate facilities                                               (411,000)           (322,000)
                                                                                -------------------  ------------------
              Net cash used in investing activities                                  (1,700,000)           (322,000)
                                                                                -------------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on mortgage note payable                                       (691,000)           (622,000)
                                                                                -------------------  ------------------
              Net cash used in financing activities                                    (691,000)           (622,000)
                                                                                -------------------  ------------------

Net increase in cash and cash equivalents                                               242,000           1,301,000

Cash and cash equivalents at beginning of period                                      2,440,000             967,000
                                                                                -------------------  ------------------
Cash and cash equivalents at end of period                                         $  2,682,000        $  2,268,000
                                                                                ===================  ==================
Supplemental schedule of non-cash investing
     and financing activities:

     Decrease (increase) in fair market value of marketable securities                  295,000        $ (1,077,000)
                                                                                ===================  ==================

     Unrealized (loss) gain on marketable securities                               $   (295,000)       $  1,077,000
                                                                                ===================  ==================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1997, the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at September 30, 1997 consist of 344,480 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at September 30, 1997, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 30, 1997. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996:

     The Partnership's net income for the nine months ended September 30, 1997 was $1,726,000 compared to $1,254,000 for the nine months ended September 30, 1996, representing an increase of $472,000 or 38%. The Partnership's net income for the three months ended September 30, 1997 was $709,000 compared to $445,000 for the three months ended September 30, 1996, representing an increase of $264,000 or 59%. These increases are primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

     Rental income for the nine months ended September 30, 1997 was $6,013,000 compared to $5,490,000 for the nine months ended September 30, 1997, representing an increase of $523,000 or 10%. Rental income for the nine months September 30, 1997 was $2,142,000 compared to $1,868,000 for the three months ended September 30, 1996, representing an increase of $274,000 or 15%. These increases are primarily attributable to higher rental rates and occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 92% and 89% for the nine months ended September 30, 1997 and 1996, respectively. Realized rent for the nine months ended September 30, 1997 increased to $.83 per occupied square foot from $.78 per occupied square foot for the nine months ended September 30, 1996.

     Other income increased $41,000 for the nine months ended September 30, 1997 compared to the same period in 1996. This increase is primarily due to an increase in invested cash balances.

     Dividend income from marketable securities of affiliate increased $21,000 for the nine months ended September 30, 1997 compared to the same period in 1996 due to an increase in the number of shares owned in 1997 compared to the same period in 1996.

     Cost of operations (including management fees paid to affiliate) for the nine months ended September 30, 1997 was $1,787,000 compared to $1,659,000 for the nine months ended September 30, 1996, representing an increase of $128,000 or 8%. Cost of operations (including management fees paid to affiliate) for the three months ended September 30, 1997 was $602,000 compared to $565,000 for the three months ended September 30, 1996, representing an increase of $37,000 or 7%. This increase is mainly attributable to increases in management fees, property taxes, repairs and maintenance and payroll expenses. Property taxes increased due to an increase in property tax rates at some of the Partnership's mini-warehouse facilities.

     In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the nine months ended September 30, 1996 was $26,000 lower than it would have been under the customary undiscounted fee structure.

     Interest expense decreased $69,000 to $2,113,000 in the nine months ended September 30, 1997 from $2,182,000 in the same period in 1996. This decrease is mainly attributable to a lower outstanding principal balances on the Partnership's notes payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($2,633,000 for the nine months ended September 30, 1997) have been sufficient to meet all current obligations of the Partnership.

     At September 30, 1997, the Partnership held 344,480 shares of common stock (marketable securities) with a fair value totaling $10,205,000 (cost basis of $5,080,000 at September 30, 1997) in Public Storage, Inc. The Partnership recognized $217,000 in dividends for the nine months ended September 30, 1997.

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







                                 DATED: November 12, 1997

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