Form 10-K
period 1997-12-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 1998-03-31
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8908
                       ------

                        PUBLIC STORAGE PROPERTIES IV, LTD
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                                  95-3192402
----------------------------------------                -----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

       701 Western Avenue
      Glendale, California                                                91201
----------------------------------------                -----------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to the form 10-K. [ X ]

                       DOCUMENTS INCORPORATED BY REFERENCE

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

         At December 31, 1997, the Partnership owned 17 properties in two states.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     * Capitalize on "Public Storage's" name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 160,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has increased from 89% in 1996 to 93% 1997. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

     * Professional property operation. There are approximately 3,800 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and others owners of properties operated by PSI.

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

Year 2000 Compliance
--------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI Year 2000 project.

         The cost of the Year 2000 project will be allocated to all companies that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Company is less than $50,000. The cost of new software will be capitalized and the cost of existing software will be expensed as incurred.

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 2.       PROPERTIES.
              -----------
         The following table sets forth information as of December 31, 1997 about properties owned by the Partnership:

                                                  Net Rentable         Number of
         Location             Size of Parcel         Area               Spaces          Date of Purchase    Completion Date
--------------------------    --------------    ----------------       ---------        ----------------    ---------------
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

San Carlos                      2.80 acres        51,000 sq. ft.           458            Jan. 30, 1979        Oct. 1979

Santa Clara                     4.45 acres        75,000 sq. ft.           698            Dec. 22, 1978      June 1979 and
                                                                                                               July 1981

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

ITEM 3.       LEGAL PROCEEDINGS.
              ------------------

         No material legal proceeding is pending against the Partnership.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.       MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
              -----------------------------------------------------------------
              MATTERS.
              --------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1997, there were approximately 1,120 record holders of Units.

         In May 1997, B. Wayne Hughes ("Hughes") a general partner of the Partnership, completed a cash tender offer, which commenced in March 1997, pursuant to which Hughes acquired a total of 5,003 limited partnership units at $447 per Unit.

         Distributions to the general and limited partners of all cash available for distribution have been made quarterly. Cash available for distribution is generally funds from operations of the Partnership, without deduction for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the general partners) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties. In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its reserves for principal repayments that commenced in 1990 and will continue through 1998, at which time the entire remaining principal balance will be payable.

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

                       PUBLIC STORAGE PROPERTIES IV, LTD.


ITEM 6.       SELECTED FINANCIAL DATA.
              ------------------------

For the Year Ended December 31,             1997             1996              1995              1994              1993
-------------------------------        --------------   --------------    --------------    --------------    --------------

Revenues                               $    8,516,000   $    7,774,000    $    7,629,000    $    7,085,000    $    6,979,000

Depreciation and amortization                 881,000          814,000           742,000           692,000           648,000

Interest expense                            2,805,000        2,898,000         2,967,000         3,071,000         3,137,000

Gain on sale of real estate                  -                -                  125,000          -                 -

Net income                                  2,281,000        1,698,000         1,724,000         1,208,000         1,099,000

Limited partners' share                     2,256,000        1,680,000         1,704,000         1,195,000         1,087,000

General partners' share                        25,000           18,000            20,000            13,000            12,000

Limited partners' per unit data (1)
     Net income                                $56.40           $42.00            $42.60            $29.88            $27.18

As of December 31,
------------------

Cash and cash equivalents              $    1,911,000   $    2,440,000    $      967,000    $      551,000    $    2,807,000

Total Assets                           $   23,818,000   $   22,742,000    $   18,367,000    $   16,505,000    $   17,548,000

Mortgage note payable                  $   25,405,000   $   26,338,000    $   27,178,000    $   28,086,000    $   28,754,000


---------------

(1) Per unit data is based on the weighted average number of the limited partnership units (40,000) outstanding during the period.


ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS.
              ----------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $2,281,000 in 1997 compared to $1,698,000 in 1996, representing an increase of $583,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense.

         During 1997 property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $4,731,000 in 1997 compared to $4,310,000 in 1996, representing an increase of $421,000 or 10%. This increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities partially offset by an increase in cost of operations and depreciation expense.

         Rental income was $8,086,000 in 1997 compared to $7,423,000 in 1996, representing an increase of $663,000 or 9%. The increase was primarily attributable to an increase in occupancy level at the Partnership's facilities. The weighted average occupancy levels at the mini-warehouse facilities were 93% and 89% in 1997 and 1996, respectively. The monthly realized rent per occupied square foot averaged $.83 in 1997 compared to $.79 in 1996.

         Other income increased $40,000 in 1997 compared to 1996. This increase is primarily due to an increase in invested cash balances.

         Dividend income from marketable securities of affiliate increased $39,000 in 1997 compared to 1996. This increase is primarily due to an increase in the weighted average number of shares owned in 1997 compared to 1996.

         Cost of operations (including management fees paid to an affiliate) increased $175,000 or 8% to $2,474,000 in 1997 from $2,299,000 in 1996. This increase was primarily attributable to increases in management fees, advertising, property tax, and repairs and maintenance expenses.

         In 1995, the Partnership prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at the rate of 14% effective rate to compensate for early payment. As a result, management fee expense for the twelve months ended December 31, 1996 was $26,000 lower than it would have been without the discounted fee structure.

         Interest  expense  was  $2,805,000  and  $2,898,000  in 1997 and  1996,
respectively, representing a decrease of $93,000 or 3%. The decrease was primarily a result of a lower average outstanding loan balance in 1997 compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

         Cash flows from operating activities ($3,294,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. During 1998, the Partnership anticipates approximately $331,000 of capital improvements. During 1995, the Partnership's property operator commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements will include new signs, exterior color schemes and improvements to the rental offices.

         At December 31, 1997, the Partnership held 381,980 (including 1997 purchase) shares of common stock (marketable securities) with a fair value totaling $11,220,000 (cost basis of $6,091,000 at December 31, 1997) in Public Storage, Inc. (PSI). During 1997, the Partnership purchased an additional 84,850 shares of common stock in Public Storage, Inc. at an aggregate cost of $2,300,000 . The Partnership recognized $301,000 in dividends during 1997.

         In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its funds available for principal payments that commenced in 1990 and increase in subsequent years through 1998, at which time the remaining principal balance is due.

         Distributions to the limited and general partners for the years 1978-1991 aggregated $62,032,000 including $29,360,000 distributed to the partners in 1988 in connection with a financing of the properties (see below). During 1991, the Partnership stopped paying distributions to pay debt, build cash and other liquid assets.

         During 1988, the Partnership financed all of its properties with a $30,500,000 loan with fixed interest of 10.47 percent per annum. Net proceeds of $29,360,000 were distributed to the partners in October 1988 and are included in the 1988 distribution. At December 31, 1997, the outstanding balance of the mortgage note was $25,405,000, which matures on October 1, 1998.

Year 2000 System Issues
-----------------------

         PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI Year 2000 project.

         The cost of the Year 2000 project will be allocated to all companies that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Company is less than $50,000. The cost of new software will be capitalized and the cost of existing software will be expensed as incurred.

         The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

         The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
              --------------------------------------------

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 14(a).

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE.
              ---------------------

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
              ----------------------------------------------------

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

       Name                                   Positions with PSI
----------------------         ------------------------------------------------

B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
B. Wayne Hughes, Jr.           Vice President and Director
John Reyes                     Senior Vice President and Chief Financial Officer
Carl B. Phelps                 Senior Vice President
Obren B. Gerich                Senior Vice President
Marvin M. Lotz                 Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
David P. Singelyn              Vice President and Treasurer
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Thomas J. Barrack Jr.          Director
Uri P. Harkham                 Director

         B. Wayne Hughes, age 64, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 61, has been employed by PSI for 20 years and became President and a director of PSI in November 1991. Mr. Lenkin is a director of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 38, became director of PSI in January 1998. He has been a Vice President - Acquisitions of PSI since 1992. He is the son of
B. Wayne Hughes.

         John Reyes, age 37, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 58, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 59, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 55, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 48, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 46, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 36, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 42, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 58, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority, and a former member of the board of directors of the Metropolitan Water District of Southern California.

         Dann V. Angeloff, age 62, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Compensation Resource Group, Eagle
Lifestyle Nutrition, Inc., Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Ready Pac Produce, Inc. and Royce Medical Company.

         William C. Baker, age 64, became a director of PSI in November 1991. Since November 1997, Mr. Baker has been Chairman of the Board of and Chief Executive Officer of The Santa Anita Companies, Inc., which operates the Santa Anita Racetrack and is a wholly-owned subsidiary of Meditrust Operating Company. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company .

         Thomas J. Barrack, Jr., age 50, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Roland Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Virgin Entertainment Group, Ltd.

         Uri P. Harkham, age 49, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
              ---------------------------------------------------------------

         (a) At March 10, 1998, the following persons beneficially owned more than 5% of the Units:


                                    Name and Address of
        Title of Class               Beneficial Owners        Beneficial Ownership       Percent of Class
-----------------------------    ---------------------------  ---------------------      ----------------

Units of Limited Partnership     Public Storage, Inc.
Interest                         701 Western Avenue             12,965 Units (1)               32.4%
                                 Glendale, California 91201     11,345 Units (2)               28.4%

Units of Limited Partnership     B. Wayne Hughes
Interest                         Tamara L. Hughes               11,627 Units (3)               29.1%
                                 701 Western Avenue
                                 Glendale, California 91201


----------------

(1) Units owned by PSI as to which PSI has sole voting and dispositive power.

(2) Includes (i) 5,892 Units which PSI has an option to acquire (together with other securities) from BWH Marina Corporation II (a corporation wholly-owned by Hughes) and as to which PSI has sole voting power (pursuant to an irrevocable proxy) and no dispositive power and (ii) 5,453 Units which PSI has an option to acquire from BWH Marina Corporation II commencing May 2, 1998.

(3) Includes (i) 5,577 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power; PSI has an option to acquire 5,453 of these Units commencing May 2, 1998, (ii) 5,892 Units owned by BWH Marina Corporation II as to which Hughes has sole dispositive power and no voting power; PSI has an option to acquire these Units and an irrevocable proxy to vote these Units and (iii) 158 Units owned by THG Acquisitions, Inc., a corporation wholly-owned by Tamara L. Hughes, an adult daughter of Hughes, as to which Tamara L. Hughes has sole voting and dispositive power.

         (b) The Partnership has no officers and directors. The General Partners contributed $202,000 to the original capital of the Partnership and as a result participate in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 9 Units (0.02% of the Units). The directors and executive officers of PSI (including Hughes), as a group (16 persons), own an aggregate of 11,488 Units, representing 28.7% of the Units (including the 11,469 Units beneficially owned by Hughes as set forth above).

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
              -----------------------------------------------

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

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. During 1997, the Partnership paid fees of $485,000 to PSI pursuant to the Management Agreement.


                                     PART IV

ITEM 14.      EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
              ----------------------------------------------------------------

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

                                         PUBLIC STORAGE PROPERTIES IV, LTD.,
                                         a California Limited Partnership

Dated:  March 31, 1998            By:    Public Storage, Inc., General Partner


                                  By:    /s/ B Wayne Hughes
                                         --------------------------------------
                                         B. Wayne Hughes, Chairman of the Board

                                  By:    /s/ B Wayne Hughes
                                         --------------------------------------
                                         B. Wayne Hughes, General Partner



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


Signature                                    Capacity                                           Date
-----------------------                      -----------------------------------                ----------------

/s/ B Wayne Hughes                           Chairman of the Board and                          March  31, 1998
-----------------------                      Chief Executive Officer of
B. Wayne Hughes                              Public Storage, Inc. and General
                                             Partner (principal executive offer)


/s/ Harvey Lenkin                            President and Director of                          March  31, 1998
-----------------------                      Public Storage, Inc.
Harvey Lenkin


/s/ B. Wayne Hughes, Jr.                     Vice President and Director of                     March  31, 1998
-----------------------                      Public Storage, Inc.
B. Wayne Hughes, Jr.


/s/ John Reyes                               Senior Vice President and Chief                    March  31, 1998
-----------------------                      Financial Officer of Public Storage, Inc.
John Reyes                                   (principal financial officer and
                                             principal accounting officer)


/s/ Robert J. Abernethy                      Director of Public Storage, Inc.                   March  31, 1998
-----------------------
Robert J. Abernethy


/s/ Dann V. Angeloff                         Director of Public Storage, Inc.                   March  31, 1998
-----------------------
Dann V. Angeloff


/s/ William C. Baker                         Director of Public Storage, Inc.                   March  31, 1998
-----------------------
William C. Baker


                                             Director of Public Storage, Inc.                   March  31, 1998
-----------------------
Thomas J. Barrack, Jr.


/s/ Uri P. Harkham                           Director of Public Storage, Inc.                   March  31, 1998
-----------------------
Uri P. Harkham


                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))




                                                                         Page
                                                                   References
                                                                   ----------

  Report of Independent Auditors                                          F-1


  Financial Statements and Schedule:


  Balance Sheets as of December 31, 1997 and 1996                         F-2


  For the years ended December 31, 1997, 1996 and 1995:


       Statements of Income                                               F-3


       Statements of Partners' Deficit                                    F-4


       Statements of Cash Flows                                     F-5 - F-6


  Notes to Financial Statements                                    F-7 - F-10


  Schedule:


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

                         Report of Independent Auditors





The Partners
Public Storage Properties IV, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties IV, Ltd. as of December 31, 1997 and 1996, and the related statements of income, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties IV, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP

March 24, 1998
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                                      1997                  1996
                                                                                ---------------       ---------------

                                     ASSETS
                                     ------

Cash and cash equivalents                                                       $    1,911,000        $    2,440,000
Marketable securities of affiliate (cost of  $6,091,000 in 1997
     and $3,791,000 in 1996)                                                        11,220,000             9,211,000
Rent and other receivables                                                             166,000               150,000

Real estate facilities:
     Building and equipment                                                         16,031,000            15,441,000
     Land                                                                            5,244,000             5,244,000
                                                                                ---------------       ---------------
                                                                                    21,275,000            20,685,000

     Less accumulated depreciation                                                 (10,898,000)          (10,017,000)
                                                                                ---------------       ---------------
                                                                                    10,377,000            10,668,000
                                                                                ---------------       ---------------

Other assets                                                                           144,000               273,000
                                                                                ---------------       ---------------
         Total assets                                                           $   23,818,000        $   22,742,000
                                                                                ===============       ===============


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                                $       65,000        $       52,000
Deferred revenue                                                                       230,000               224,000
Mortgage note payable                                                               25,405,000            26,338,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 40,000 units authorized,
         issued and outstanding                                                     (5,200,000)           (6,892,000)
     General partners' deficit                                                      (1,811,000)           (2,400,000)
     Unrealized gain on marketable securities                                        5,129,000             5,420,000
                                                                                ---------------       ---------------

     Total partners' deficit                                                        (1,882,000)           (3,872,000)
                                                                                ---------------       ---------------

Total liabilities and partners' deficit                                         $   23,818,000        $   22,742,000
                                                                                ===============       ===============

                            See accompanying notes.
                                       F-2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995


                                                            1997                     1996                      1995
                                                      ----------------        ------------------       ------------------
REVENUES:

Rental income                                        $       8,086,000        $       7,423,000        $       7,045,000
Dividends from marketable securities
     of affiliate                                              301,000                  262,000                  247,000
Other income                                                   129,000                   89,000                  337,000
                                                      ----------------        ------------------       ------------------
                                                             8,516,000                7,774,000                7,629,000
                                                      ----------------        ------------------       ------------------

COSTS AND EXPENSES:

Cost of operations                                           1,989,000                1,880,000                1,804,000
Management fees paid to affiliate                              485,000                  419,000                  423,000
Depreciation                                                   881,000                  814,000                  742,000
Administrative                                                  75,000                   65,000                   68,000
Environmental cost                                               -                        -                       26,000
Interest expense                                             2,805,000                2,898,000                2,967,000
                                                      ----------------        ------------------       ------------------

                                                             6,235,000                6,076,000                6,030,000
                                                      ----------------        ------------------       ------------------

Income before gain on sale of land                           2,281,000                1,698,000                1,599,000
Gain on sale of land                                             -                        -                      125,000
                                                      ----------------        ------------------       ------------------

NET INCOME                                           $       2,281,000        $       1,698,000        $       1,724,000
                                                      ================        ==================       ==================

Limited partners' share of net income ($56.40
     per unit in 1997, $42.00 per unit in 1996,
     $42.60 per unit in 1995)                        $       2,256,000        $       1,680,000        $       1,704,000

General partners' share of net income                           25,000                   18,000                   20,000
                                                      ----------------        ------------------       ------------------

                                                     $       2,281,000        $       1,698,000        $       1,724,000
                                                      ================        ==================       ==================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         STATEMENTS OF PARTNERS' DEFICIT
              For the years ended December 31, 1997, 1996, and 1995

                                                                                  Unrealized Gain
                                                                                   on Marketable      Total Partners'
                                          Limited Partners      General Partners    Securities           Deficit
                                          -----------------   ------------------  ----------------   ------------------

Balance at December 31, 1994               $    (9,430,000)   $    (3,284,000)    $      556,000     $   (12,158,000)

Unrealized gain on marketable
     securities                                      -                  -              1,298,000           1,298,000

Net income                                       1,704,000             20,000              -               1,724,000

Equity transfer                                   (426,000)           426,000              -                   -
                                          -----------------   ------------------  ----------------   ------------------

Balance at December 31, 1995                    (8,152,000)        (2,838,000)         1,854,000          (9,136,000)

Unrealized gain on marketable securities
                                                     -                  -              3,566,000           3,566,000

Net income                                       1,680,000             18,000              -               1,698,000

Equity transfer                                   (420,000)           420,000              -                   -
                                          -----------------   ------------------  ----------------   ------------------

Balance at December 31, 1996                    (6,892,000)        (2,400,000)         5,420,000          (3,872,000)

Unrealized loss on marketable securities
                                                     -                  -               (291,000)           (291,000)

Net income                                       2,256,000             25,000              -               2,281,000

Equity transfer                                   (564,000)           564,000              -                   -
                                          -----------------   ------------------  ----------------   ------------------
Balance at December 31, 1997               $    (5,200,000)   $    (1,811,000)    $    5,129,000     $    (1,882,000)
                                          =================   ==================  ================   ==================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995


                                                                   1997               1996                1995
                                                              ---------------    ---------------    ----------------

Cash flows from operating activities:

     Net income                                               $     2,281,000    $     1,698,000    $     1,724,000

     Adjustments  to  reconcile   net  income
         to  cash  provided  by  operating activities:

     Gain on sale of land                                              -                   -               (125,000)
     Depreciation                                                     881,000            814,000            742,000
     Increase in rent and other receivables                           (16,000)           (50,000)           (12,000)
     Amortization of prepaid loan fees                                 92,000             92,000             92,000
     Decrease (increase) in other assets                               37,000            (31,000)            (6,000)
     Amortization (payment) of prepaid management fees                 -                 265,000           (265,000)
     Increase (decrease) in accounts payable                           13,000            (29,000)            33,000
     Decrease in advances to reconstruct real estate
        facility                                                       -                   -               (236,000)
     Increase (decrease) in deferred revenue                            6,000            (20,000)           (48,000)
                                                              ---------------    ---------------    ----------------

         Total adjustments                                          1,013,000          1,041,000            175,000
                                                              ---------------    ---------------    ----------------

         Net cash provided by operating activities                  3,294,000          2,739,000          1,899,000
                                                              ---------------    ---------------    ----------------

Cash flows from investing activities:

     Proceeds from sale of land                                        -                   -                137,000
     Purchase of marketable securities of affiliate                (2,300,000)             -               (399,000)
     Expenditures to reconstruct damaged real estate
         facility                                                      -                   -                 (1,000)
     Additions to real estate facilities                             (590,000)          (426,000)          (312,000)
                                                              ---------------    ---------------    ----------------

         Net cash used in investing activities                     (2,890,000)          (426,000)          (575,000)
                                                              ---------------    ---------------    ----------------

Cash flows from financing activities:

    Principal payments on mortgage note payable                      (933,000)          (840,000)          (908,000)
                                                              ---------------    ---------------    ----------------

         Net cash used in financing activities                       (933,000)          (840,000)          (908,000)
                                                              ---------------    ---------------    ----------------

Net (decrease) increase in cash and cash equivalents                 (529,000)         1,473,000            416,000

Cash and cash equivalents at the beginning of the year              2,440,000            967,000            551,000
                                                              ---------------    ---------------    ----------------

Cash and cash equivalents at the end of the year              $     1,911,000    $     2,440,000    $       967,000
                                                              ===============    ================   ================

                            See accompanying notes.
                                      F-5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)

                                                                   1997               1996                1995
                                                              ---------------    ---------------    ----------------

Supplemental schedule of non-cash investing and financing activities:

     Decrease (increase) in fair value of marketable
       securities of affiliate                                    $291,000        $(3,566,000)        $(1,298,000)
                                                              ===============    ================   ================

     Unrealized ( loss) gain on marketable securities of
       affiliate                                                 $(291,000)       $3,566,000            $1,298,000
                                                              ===============    ================   ================

                            See accompanying notes.
                                      F-6

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.       DESCRIPTION OF PARTNERSHIP

                   Public Storage Properties IV, Ltd. (the "Partnership") was formed with the proceeds of a public offering. The general partners in the Partnership are Public Storage, Inc. ("PSI") and B. Wayne Hughes ("Hughes"). The Partnership owns 17 mini-warehouse facilities located in California and Florida.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         ------------------------------------------------------------------
         (CONTINUED)
         -----------

         Marketable Securities:
         ----------------------

                  Marketable securities at December 31, 1997 and 1996 consist of 381,980 and 297,130 shares of common stock of PSI, respectively. During 1997, the Partnership purchased an additional 84,850 shares of common stock in Public Storage, Inc. at an aggregate cost of $2,300,000. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 1997 and 1996, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 1997 and 1996, and has recorded a corresponding unrealized (loss) gain totaling $(291,000), $3,566,000 and $1,298,000 for the years ended
         December 31, 1997, 1996, 1995, respectively, as a (decrease) increase to Partnership equity. The Partnership recognized dividends of $301,000, $262,000, and $247,000 for the years ended December 31, 1997,
         1996, and 1995, respectively.

         Other Assets:
         -------------

                  Included in other assets is deferred financing costs of $68,000 ($160,000 at December 31, 1996). Such balance is being amortized as interest expense using the straight-line method over the life of the related mortgage note payable.

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

4.       PARTNERS' DEFICIT

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


4.       PARTNERS' DEFICIT (CONTINUED)

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

                  In November 1995, the Management Agreement was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Partnership agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In December 1995, the Partnership prepaid, to PSI, 8 months of 1996 management fees at a cost of $265,000. The amount is included in other assets in the balance sheet at December 31, 1995. The amount was amortized as management fees paid to affiliate during 1996.

6.       TAXES BASED ON INCOME

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Taxable net income was $2,550,000,  $2,100,000, and $1,715,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7.       MORTGAGE NOTE PAYABLE

                  During September 1988, the Partnership financed all of its properties with a $30,500,000, ten-year nonrecourse mortgage note secured by the Partnership's properties. The note provides for fixed interest of 10.47 percent per annum. Loan payments for the first year consisted of interest only. Thereafter, principal is being amortized over a 20 year term with monthly payments of principal and interest of $303,891. The note matures on October 1, 1998 and a balloon payment is due for accrued interest and any unpaid principal on that date. The general partners believes the Partnership can refinance the loan on terms acceptable to the Partnership upon maturity.

                   Interest paid on the note was $2,713,000, $2,806,000 and $2,876,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

                  Business interruption proceeds were being recognized over the period from the time the facility was damaged through the time estimated that the project would be fully operating at a stabilized occupancy. Other income includes business interruption insurance proceeds (net of certain costs and expenses of maintaining the facility) of $49,000 for the year ended December 31, 1995.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 1997

                                                                                  Gross Carrying Amount
                                          Initial Cost                            at December 31, 1996
                                    ------------------------              --------------------------------------
                                                               Costs
                                                 Building,  Subsequent to              Building,
                                                Land Imp &  construction              Land Imp &                   Accum.       Date
   Description        Encumbrances     Land      Equipment  (Improvement)    Land      Equipment       Total        Depr. Compeleted
-------------------- -------------- ----------  ------------ ----------   ----------  ------------  ------------   ------- ---------
Mini-warehouses:
    CALIFORNIA
Azusa                       -        $501,000   $1,093,000    $153,000    $501,000    $1,246,000    $1,747,000     $912,000    11/78
Concord                     -         349,000      805,000     182,000     349,000       987,000     1,336,000      654,000    01/79
Oakland                     -         177,000      650,000     145,000     177,000       795,000       972,000      553,000    04/79
Pasadena                    -         379,000      496,000     113,000     379,000       609,000       988,000      414,000    11/79
Redlands                    -         227,000      771,000     126,000     227,000       897,000     1,124,000      609,000    02/79
Richmond                    -         225,000      639,000     246,000     225,000       885,000     1,110,000      555,000    03/79
Riverside                   -          51,000      595,000     176,000      51,000       771,000       822,000      522,000    05/79
Sacramento/Howe             -         194,000      666,000     199,000     194,000       865,000     1,059,000      556,000    08/79
Sacramento/West Capitol     -         100,000      719,000     262,000     100,000       981,000     1,081,000      667,000    06/79
San Carlos                            396,000      902,000     111,000     396,000     1,013,000     1,409,000      712,000    10/79
                                                                                                                                6/79
Santa Clara                           633,000    1,156,000     161,000     633,000     1,317,000     1,950,000      889,000   & 7/79
Tustin                                517,000      844,000     192,000     517,000     1,036,000     1,553,000      726,000    12/78

    Florida
Miami/Airport Expressway    -         186,000      442,000     205,000     186,000       647,000       833,000      436,000    01/79
Miami/Cutler Ridge          -         525,000      901,000     158,000     525,000     1,059,000     1,584,000      727,000    04/79
Pembroke Park (2)           -         255,000      607,000     327,000     255,000       934,000     1,189,000      625,000    07/79
Ft. Lauderdale/I-95 & 23rd
   Ave.                               243,000      611,000     304,000     243,000       915,000     1,158,000      622,000
Ft. Lauderdale/I-95 &
   Sunrise                  -         286,000      690,000     384,000     286,000     1,074,000     1,360,000      719,000    10/79
                    -------------- ----------  ------------ ----------   ----------  ------------  ------------ -----------
                    $25,405,000(1) $5,244,000  $12,587,000  $3,444,000  $5,244,000   $16,031,000   $21,275,000  $10,898,000
                    ============== ==========  ============ ==========   ==========  ============  ============ ===========


         (1) All 17 mini-warehouse locations are encumbered by a promissory note. The $25,405,000 listed above is the principal balance remaining on the note at 12/31/97.

         (2) In 1995, the Partnership sold approximately 4,729 sq. ft. of the facility to the State of Florida under condemnation proceeding. The Partnership adjusted land by $12,000 for the sale.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation

                          Year Ended December 31, 1997


                                                            1997                    1996                     1995
                                                   ----------------------  -----------------------  -----------------------
Investment in Real estate
   Balance at the beginning of the year              $    20,685,000         $    20,259,000          $    19,959,000
   Additions through cash expenditures                       590,000                 426,000                  312,000
   Deductions during the period:
     Sale of land                                             -                       -                       (12,000)
                                                   ----------------------  -----------------------  -----------------------

Balance at the end of the year                       $    21,275,000         $    20,685,000          $    20,259,000
                                                   ======================  =======================  =======================

Accumulated Depreciation
   Balance at the beginning of the year              $    10,017,000         $     9,203,000          $     8,461,000

   Additions charged to costs and expenses                   881,000                 814,000                  742,000
                                                   ----------------------  -----------------------  -----------------------
                                                     $    10,898,000         $    10,017,000          $     9,203,000
                                                   ======================  =======================  =======================


(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $16,031,000.