Form 10-Q
period 1998-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 1998-05-14
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  ----------------

Commission File Number 0-8908
                       ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


          California                                               95-3192402
--------------------------------                            -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)

        701 Western Avenue
       Glendale, California                                             91201
--------------------------------                            -----------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:            (818) 244-8080
                                                            -----------------




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

                                      INDEX


                                                                          Page
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 1998
   and December 31, 1997                                                     2

Condensed statements of income for the three
   months ended March 31, 1998 and 1997                                      3

Condensed statement of partners' deficit for the
   three months ended March 31, 1998                                         4

Condensed statements of cash flows for the
   three months ended March 31, 1998 and 1997                                5

Notes to condensed financial statements                                      6

Management's discussion and analysis of
   financial condition and results of operations                           7-8


PART II.  OTHER INFORMATION                                                  9

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                      March 31,              December 31,
                                                                                        1998                     1997
                                                                               -----------------------    -----------------
                                                                                     (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                          $      2,630,000       $      1,911,000
Marketable securities of affiliate (cost of $6,091,000)                                  11,793,000             11,220,000
Rent and other receivables                                                                  160,000                166,000

Real estate facilities, at cost:
     Buildings and equipment                                                             16,063,000             16,031,000
     Land                                                                                 5,244,000              5,244,000
                                                                               -----------------------    -----------------
                                                                                         21,307,000             21,275,000

     Less accumulated depreciation                                                      (11,128,000)           (10,898,000)
                                                                               -----------------------    -----------------
                                                                                         10,179,000             10,377,000
                                                                               -----------------------    -----------------

Other assets                                                                                124,000                144,000
                                                                               -----------------------    -----------------

Total assets                                                                       $     24,886,000       $     23,818,000
                                                                               =======================    =================

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                                   $        117,000       $         65,000
Deferred revenue                                                                            278,000                230,000
Mortgage note payable                                                                    25,156,000             25,405,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 40,000 units
        authorized, issued and outstanding                                               (4,723,000)            (5,200,000)
     General partners' deficit                                                           (1,644,000)            (1,811,000)
     Unrealized gain on marketable securities                                             5,702,000              5,129,000
                                                                               -----------------------    -----------------

     Total partners' deficit                                                               (665,000)            (1,882,000)
                                                                               -----------------------    -----------------

Total liabilities and partners' deficit                                            $     24,886,000       $     23,818,000
                                                                               =======================    =================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                -------------------------------------------
                                                                                        1998                   1997
                                                                                ---------------------   -------------------

REVENUES:

Rental income                                                                       $    2,110,000         $    1,917,000
Dividends from marketable securities of affiliate                                           84,000                 65,000
Interest and other income                                                                   30,000                 35,000
                                                                                ---------------------   -------------------

                                                                                         2,224,000              2,017,000
                                                                                ---------------------   -------------------

COSTS AND EXPENSES:

Cost of operations                                                                         522,000                490,000
Management fees paid to affiliate                                                          127,000                115,000
Depreciation                                                                               230,000                215,000
Administrative                                                                              15,000                 11,000
Interest expense                                                                           686,000                710,000
                                                                                ---------------------   -------------------

                                                                                         1,580,000              1,541,000
                                                                                ---------------------   -------------------

NET INCOME                                                                          $      644,000         $      476,000
                                                                                =====================   ===================

Limited partners' share of net income ($15.93 per unit
    in 1998 and $11.78 per unit in 1997)                                            $      637,000         $      471,000

General partners' share of net income                                                        7,000                  5,000
                                                                                ---------------------   -------------------

                                                                                    $      644,000         $      476,000
                                                                                =====================   ===================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                        Unrealized
                                                                                          Gain on               Total
                                                 Limited              General           Marketable            Partners'
                                                Partners             Partners           Securities             Deficit
                                            -----------------     ---------------     ---------------      --------------

Balance at December 31, 1997                 $   (5,200,000)      $   (1,811,000)     $    5,129,000       $   (1,882,000)

Unrealized gain marketable securities                -                    -                  573,000              573,000

Net income                                          637,000                7,000               -                  644,000

Equity transfer                                    (160,000)             160,000               -                    -
                                            -----------------     ---------------     ---------------      --------------

Balance at March 31, 1998                    $   (4,723,000)      $   (1,644,000)     $    5,702,000       $     (665,000)
                                            =================     ===============     ===============      ==============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                   ----------------------------------------
                                                                                           1998                   1997
                                                                                   -------------------  -------------------
Cash flows from operating activities:

     Net income                                                                     $      644,000         $      476,000

     Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                                       230,000                215,000
        Decrease in rent and other receivables                                               6,000                 40,000
        Amortization of prepaid loan fees                                                   23,000                 23,000
        (Increase) decrease in other assets                                                 (3,000)                25,000
        Increase in accounts payable                                                        52,000                106,000
        Increase in deferred revenue                                                        48,000                 42,000
                                                                                   -------------------  -------------------

        Total adjustments                                                                  356,000                451,000
                                                                                   -------------------  -------------------

        Net cash provided by operating activities                                        1,000,000                927,000
                                                                                   -------------------  -------------------
Cash flows from investing activities:

     Additions to real estate facilities                                                   (32,000)              (128,000)
                                                                                   -------------------  -------------------

        Net cash used in investing activities                                              (32,000)              (128,000)
                                                                                   -------------------  -------------------

Cash flows from financing activities:

     Principal payments on mortgage note payable                                          (249,000)              (224,000)
                                                                                   -------------------  -------------------

        Net cash used in financing activities                                             (249,000)              (224,000)
                                                                                   -------------------  -------------------

Net increase in cash and cash equivalents                                                  719,000                575,000

Cash and cash equivalents at beginning of period                                         1,911,000              2,440,000
                                                                                   -------------------  -------------------

Cash and cash equivalents at end of period                                          $    2,630,000         $    3,015,000
                                                                                   ===================  ===================

Supplemental schedule of non-cash investing and financing activities:

    (Increase) decrease in fair market value of marketable securities               $     (573,000)        $      594,000
                                                                                   ===================  ===================

    Unrealized gain (loss) on marketable securities                                 $      573,000         $     (594,000)
                                                                                   ===================  ===================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1997.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1998, the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 1998 consist of 381,980 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at March 31, 1998, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 1998. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. The Partnership's mortgage note payable matures on October 1, 1998. The general partners believe the Partnership can refinance the loan on terms acceptable to the Partnership upon maturity.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

         Three months ended March 31, 1998 compared to three months ended March 31, 1997:

         The Partnership's net income for the three months ended March 31, 1998 was $644,000 compared to $476,000 for the three months ended March 31, 1997, representing an increase of $168,000 or 35%. The increase is primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

         Rental income for the three months ended March 31, 1998 was $2,110,000 compared to $1,917,000 for the three months ended March 31, 1997, representing an increase of $193,000 or 10%. This increase is primarily attributable to increased occupancy levels and rental rates at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 94% and 90% for the three months ended March 31, 1998 and 1997, respectively. Average monthly realized rent per occupied square foot increased from $.81 for the three months ended March 31, 1997 to $.85 for the three months ended March 31, 1998.

         Interest and other income decreased $5,000 for the three months ended March 31, 1998 compared to the same period in 1997. The decrease is primarily a result of increased purchase of marketable securities of affiliate, which resulted in lower cash balances and consequently less interest earned.

         Dividend income from marketable securities of affiliate increased $19,000 for the three months ended March 31, 1998 compared to the same period in 1997 due to an increase in the number of shares owned in 1998 compared to the same period in 1997.

         Cost of operations (including management fees paid to affiliate) for the three months ended March 31, 1998 was $649,000 compared to $605,000 for the three months ended March 31, 1997, representing an increase of $44,000 or 7%. This increase is mainly attributable to increases in advertising and promotion costs and property tax expenses. Property taxes increased due to an increase in property tax rates at some of the Partnership's mini-warehouse facilities.

         Interest expense decreased $24,000 for the three months ended March 31, 1998 compared to the same period in 1997 due to a lower outstanding loan balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($1,000,000 for the three months ended March 31, 1998) have been sufficient to meet all current obligations of the Partnership.

         At March 31, 1997, the Partnership held 381,980 shares of common stock with a fair value totaling $11,793,000 (cost basis of $6,091,000 at March 31, 1998) in Public Storage, Inc. The Partnership recognized $84,000 in dividends for the three months ended March 31, 1998.

         In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to make principal payments that commenced in 1990 and to increase cash reserves in subsequent years through 1998, at which time the remaining principal balance is due.

         The Partnership's mortgage note payable matures on October 1, 1998. The general partners believe the Partnership can refinance the loan on terms acceptable to the Partnership upon maturity.

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


                                            DATED: May 13, 1998
                                            PUBLIC STORAGE PROPERTIES IV, LTD.
                                            BY:  Public Storage, Inc.
                                                 General Partner

                                            BY:  /s/ John Reyes
                                                 --------------------
                                                 John Reyes
                                                 Senior Vice President and
                                                   Chief Financial Officer