Form 10-Q
period 1998-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 1998-08-12
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8908
                       ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


            California                                               95-3192402
-----------------------------------------                      ----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

        701 Western Avenue
       Glendale, California                                               91201
-----------------------------------------                      ----------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                               ----------------




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

                                      INDEX


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 1998
   and December 31, 1997                                                     2

Condensed statements of income for the three
   and six months ended June 30, 1998 and 1997                               3

Condensed statement of partners' deficit for the
   six months ended June 30, 1998                                            4

Condensed statements of cash flows for the
   six months ended June 30, 1998 and 1997                                   5

Notes to condensed financial statements                                      6

Management's discussion and analysis of
   financial condition and results of operations                           7-8


PART II.  OTHER INFORMATION                                                  9

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                       June 30,             December 31,
                                                                                         1998                   1997
                                                                                 ----------------------  ----------------------
                                                                                     (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                          $      3,663,000       $      1,911,000
Marketable securities of affiliate (cost of $6,091,000)                                  10,743,000             11,220,000
Rent and other receivables                                                                  162,000                166,000

Real estate facilities, at cost:
     Buildings and equipment                                                             16,172,000             16,031,000
     Land                                                                                 5,244,000              5,244,000
                                                                                 ----------------------  ----------------------
                                                                                         21,416,000             21,275,000

     Less accumulated depreciation                                                      (11,358,000)           (10,898,000)
                                                                                 ----------------------  ----------------------

                                                                                         10,058,000             10,377,000
                                                                                 ----------------------  ----------------------

Other assets                                                                                101,000                144,000
                                                                                 ----------------------  ----------------------

Total assets                                                                       $     24,727,000       $     23,818,000
                                                                                 ======================  ========================


                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                                   $        438,000       $         65,000
Deferred revenue                                                                            286,000                230,000
Mortgage note payable                                                                    24,986,000             25,405,000

Partners' deficit:
     Limited partners' deficit, $500 per unit, 40,000 units
         authorized, issued and outstanding                                              (4,180,000)            (5,200,000)
     General partners' deficit                                                           (1,455,000)            (1,811,000)
     Unrealized gain on marketable securities                                             4,652,000              5,129,000
                                                                                 ----------------------  ----------------------

     Total partners' deficit                                                               (983,000)            (1,882,000)
                                                                                 ----------------------  ----------------------

Total liabilities and partners' deficit                                            $     24,727,000       $     23,818,000
                                                                                 ======================  ========================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                        ---------------------------------  ---------------------------------
                                                              1998              1997             1998             1997
                                                        ---------------  ----------------  ---------------  ----------------

      REVENUES:

      Rental income                                      $  2,194,000     $  1,954,000      $  4,304,000     $  3,871,000
      Dividends from marketable securities of
      affiliate                                                84,000           76,000           168,000          141,000
      Other income                                             41,000           33,000            71,000           68,000
                                                        ---------------  ----------------  ---------------  ----------------

                                                            2,319,000        2,063,000         4,543,000        4,080,000
                                                        ---------------  ----------------  ---------------  ----------------

      COSTS AND EXPENSES:

      Cost of operations                                      515,000          463,000         1,037,000          953,000
      Management fees paid to affiliate                       133,000          117,000           260,000          232,000
      Depreciation                                            230,000          217,000           460,000          432,000
      Administrative                                           26,000           20,000            41,000           31,000
      Interest expense                                        683,000          705,000         1,369,000        1,415,000
                                                        ---------------  ----------------  ---------------  ----------------

                                                            1,587,000        1,522,000         3,167,000        3,063,000
                                                        ---------------  ----------------  ---------------  ----------------

      NET INCOME                                         $    732,000     $    541,000      $  1,376,000     $  1,017,000
                                                        ===============  ================  ===============  ================

      Limited partners' share of net income ($34.03
         per unit in 1998 and $25.13 per unit in                                            $  1,361,000     $  1,005,000
         1997)

      General partners' share of net income                                                       15,000           12,000
                                                                                           ---------------  ----------------

                                                                                            $  1,376,000     $  1,017,000
                                                                                           ===============  ================

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                         Unrealized
                                                                                           Gain on               Total
                                                  Limited              General           Marketable            Partners'
                                                  Partners             Partners          Securities             Deficit
                                             -----------------    -----------------   -----------------    -----------------

Balance at December 31, 1997                 $    (5,200,000)     $    (1,811,000)    $     5,129,000      $    (1,882,000)

Unrealized loss marketable securities                 -                    -                 (477,000)            (477,000)


Net income                                         1,361,000               15,000               -                1,376,000

Equity transfer                                     (341,000)             341,000               -                   -
                                             -----------------    -----------------   -----------------    -----------------

Balance at June 30, 1998                     $    (4,180,000)     $    (1,455,000)    $     4,652,000      $      (983,000)
                                             =================    =================   =================    =================

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                  -----------------------------------------
                                                                                          1998                  1997
                                                                                  --------------------  -------------------
Cash flows from operating activities:

     Net income                                                                    $     1,376,000        $     1,017,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                      460,000                432,000
         Decrease (increase) in rent and other receivables                                   4,000                (22,000)
         Amortization of prepaid loan fees                                                  46,000                 46,000
         (Increase) decrease in other assets                                                (3,000)                24,000
         Increase in accounts payable                                                      373,000                 41,000
         Increase in deferred revenue                                                       56,000                 20,000
                                                                                  --------------------  -------------------

         Total adjustments                                                                 936,000                541,000
                                                                                  --------------------  -------------------

         Net cash provided by operating activities                                       2,312,000              1,558,000
                                                                                  --------------------  -------------------

Cash flows from investing activities:

     Purchase of marketable securities of affiliate                                         -                  (1,289,000)
     Additions to real estate facilities                                                  (141,000)              (275,000)
                                                                                  --------------------  -------------------

         Net cash used in investing activities                                            (141,000)            (1,564,000)
                                                                                  --------------------  -------------------

Cash flows from financing activities:

     Principal payments on mortgage note payable                                          (419,000)              (454,000)
                                                                                  --------------------  -------------------

         Net cash used in financing activities                                            (419,000)              (454,000)
                                                                                  --------------------  -------------------

Net increase (decrease) in cash and cash equivalents                                     1,752,000               (460,000)

Cash and cash equivalents at beginning of period                                         1,911,000              2,440,000
                                                                                  --------------------  -------------------

Cash and cash equivalents at end of period                                         $     3,663,000        $     1,980,000
                                                                                  ====================  ===================
Supplemental schedule of non-cash investing and financing activities:

     Decrease in fair market value of marketable securities                        $       477,000        $       424,000
                                                                                  ====================  ===================

     Unrealized loss on marketable securities                                      $      (477,000)       $      (424,000)
                                                                                  ====================  ===================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1998, the results of its operations for the six months ended June 30, 1998 and 1997 and its cash flows for the three months then ended.

3. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at June 30, 1998 consist of 381,980 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at June 30, 1998, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 1998. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. The Partnership's mortgage note payable matures on October 1, 1998. On July 1, 1998, the Partnership paid off the mortgage note payable with cash reserves and with the proceeds of a $22,000,000 loan from Public Storage, Inc. The loan from Public Storage, Inc. bears interest at the fixed rate of 7.2% and matures June 30, 1999. The loan calls for monthly payments of interest only. Principal may be paid at any time without penalty. Public Storage, Inc. has also provided the Partnership with options to extend the loan term through June 2003.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the six months ended June 30, 1998 was $1,376,000 compared to $1,017,000 for the six months ended June 30, 1997, representing an increase of $359,000 or 35%. The Partnership's net income for the three months ended June 30, 1998 was $732,000 compared to $541,000 for the three months ended June 30, 1997, representing an increase of $191,000 or 35%. These increases are primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense.

     Rental income for the six months ended June 30, 1998 was $4,304,000 compared to $3,871,000 for the six months ended June 30, 1997 representing an increase of $433,000 or 11%. Rental income for the three months ended June 30, 1998 was $2,194,000 compared to $1,954,000 for the three months ended June 30, 1997, representing an increase of $240,000 or 12%. These increases are primarily attributable to higher rental rates and occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 94% and 91% for the six months ended June 30, 1998 and 1997, respectively. Realized rent for the six months ended June 30, 1998 increased to $.87 per occupied square foot from $.81 per occupied square foot for the six months ended June 30, 1997.

     Other income increased $3,000 for the six months ended June 30, 1998 compared to the same period in 1997. This increase is primarily due to an increase in invested cash balances.

     Dividend income from marketable securities of affiliate increased $27,000 for the six months ended June 30, 1998 compared to the same period in 1997 due to an increase in the number of shares owned in 1998 compared to the same period in 1997.

     Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 1998 was $1,297,000 compared to $1,185,000 for the six months ended June 30, 1997, representing an increase of $112,000 or 9%. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 1998 was $648,000 compared to $580,000 for the three months ended June 30, 1997, representing an increase of $68,000 or 12%. This increase is mainly attributable to increases in management fees, property taxes and payroll expenses. Property taxes increased due to an increase in property tax rates at some of the Partnership's mini-warehouse facilities.

     Interest expense decreased $46,000 to $1,369,000 in the six months ended June 30, 1998 from $1,415,000 in the same period in 1997. This decrease is mainly attributable to a lower outstanding principal balances on the Partnership's notes payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($2,312,000 for the six months ended June 30, 1998) have been sufficient to meet all current obligations of the Partnership.

     At June 30, 1998, the Partnership held 381,980 shares of common stock (marketable securities) with a fair value totaling $10,743,000 (cost basis of $6,091,000 at June 30, 1998) in Public Storage, Inc. The Partnership recognized $168,000 in dividends for the six months ended June 30, 1998.

     In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to make principal payments that commenced in 1990 and to increase cash reserves in subsequent years through 1998, at which time the remaining principal balance is due.

     On July 1, 1998, the Partnership paid off the mortgage note payable with cash reserves and with the proceeds of a $22,000,000 loan from Public Storage, Inc. The loan from Public Storage, Inc. bears interest at the fixed rate of 7.2% and matures June 30, 1999. The loan calls for monthly payments of interest only. Principal may be paid at any time without penalty. Public Storage, Inc. has also provided the Partnership with options to extend the loan term through June 2003.

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


                                           DATED:  August 12, 1998

                                           PUBLIC STORAGE PROPERTIES IV, LTD.

                                           BY:  Public Storage, Inc.
                                                General Partner

                                           BY:  /s/ John Reyes
                                                -------------------------
                                                John Reyes
                                                Senior Vice President and
                                                  Chief Financial Officer