Form 10-Q
period 1998-09-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 1998-11-13
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8908
                       ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


              California                                            95-3192402
--------------------------------------------           -----------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                      Identification Number)

          701 Western Avenue
         Glendale, California                                            91201
--------------------------------------------           -----------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
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

                                      INDEX

                                                                          Page
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 1998
     and December 31, 1997                                                   2

Condensed statements of income for the three and
     nine months ended September 30, 1998 and 1997                           3

Condensed statement of partners' deficit for the
     nine months ended September 30, 1998                                    4

Condensed statements of cash flows for the
     nine months ended September 30, 1998 and 1997                           5

Notes to condensed financial statements                                    6-7

Management's discussion and analysis of
     financial condition and results of operations                        8-11

PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K.                                   12

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS

                                                                           September 30,          December 31,
                                                                               1998                   1997
                                                                         ------------------     ------------------
                                                                            (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                 $       640,000        $      1,911,000
Marketable securities of affiliate (cost of $6,091,000)                        10,242,000              11,220,000
Rent and other receivables                                                        150,000                 166,000

Real estate facilities, at cost:
     Buildings and equipment                                                   16,278,000              16,031,000
     Land                                                                       5,244,000               5,244,000
                                                                         ------------------     ------------------
                                                                               21,522,000              21,275,000

     Less accumulated depreciation                                            (11,589,000)            (10,898,000)
                                                                         ------------------     ------------------
                                                                                9,933,000              10,377,000
                                                                         ------------------     ------------------

Other assets                                                                      129,000                 144,000
                                                                         ------------------     ------------------

Total assets                                                              $    21,094,000        $     23,818,000
                                                                         ==================     ==================

                        LIABILITIES AND PARTNERS' DEFICIT
                        ---------------------------------

Accounts payable                                                          $       285,000        $         65,000
Deferred revenue                                                                  236,000                 230,000
Mortgage note payable                                                               -                  25,405,000
Note payable to commercial bank                                                21,000,000                  -

Partners' deficit:
     Limited partners' deficit, $500 per unit, 40,000 units
         authorized, issued and outstanding                                    (3,396,000)             (5,200,000)
     General partners' deficit                                                 (1,182,000)             (1,811,000)
     Unrealized gain on marketable securities                                   4,151,000               5,129,000
                                                                         ------------------     ------------------

     Total partners' deficit                                                     (427,000)             (1,882,000)
                                                                         ------------------     ------------------

Total liabilities and partners' deficit                                   $    21,094,000        $     23,818,000
                                                                         ==================     ==================

See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                      -----------------------------   -----------------------------
                                                           1998            1997            1998            1997
                                                      -------------- --------------   -------------- --------------

  REVENUES:

  Rental income                                       $  2,255,000    $  2,142,000    $  6,559,000    $  6,013,000
  Dividends from marketable securities of affiliate         84,000          76,000         252,000         217,000
  Other income                                              11,000          31,000          82,000          99,000
                                                      -------------- --------------   -------------- --------------
                                                         2,350,000       2,249,000       6,893,000       6,329,000
                                                      -------------- --------------   -------------- --------------

  COSTS AND EXPENSES:

  Cost of operations                                       508,000         473,000       1,545,000       1,426,000
  Management fees paid to affiliate                        134,000         129,000         394,000         361,000
  Depreciation                                             231,000         222,000         691,000         654,000
  Administrative                                            15,000          18,000          56,000          49,000
  Interest expense                                         405,000         698,000       1,774,000       2,113,000
                                                      -------------- --------------   -------------- --------------
                                                         1,293,000       1,540,000       4,460,000       4,603,000
                                                      -------------- --------------   -------------- --------------

  NET INCOME                                          $  1,057,000    $    709,000    $  2,433,000    $  1,726,000
                                                      ============== ==============   ============== ==============

  Limited partners' share of net income ($60.15 per
    unit in 1998 and $42.68 per unit in 1997)                                         $  2,406,000    $  1,707,000

  General partners' share of net income                                                     27,000          19,000
                                                                                      -------------- --------------

                                                                                      $  2,433,000    $  1,726,000
                                                                                      ============== ==============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)

                                                                                     Unrealized Gain
                                                  Limited             General         on Marketable     Total Partners'
                                                  Partners            Partners         Securities           Deficit
                                            ------------------  ------------------ ------------------ ------------------

Balance at December 31, 1997                $     (5,200,000)   $     (1,811,000)  $      5,129,000   $     (1,882,000)

Unrealized loss on marketable securities              -                   -                (978,000)          (978,000)

Net income                                         2,406,000              27,000             -               2,433,000

Equity transfer                                     (602,000)            602,000             -                  -
                                            ------------------  ------------------ ------------------ ------------------

Balance at September 30, 1998               $     (3,396,000)   $     (1,182,000)  $      4,151,000   $       (427,000)
                                            ==================  ================== ================== ==================

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                --------------------------------
                                                                                     1998             1997
                                                                                --------------- ----------------

Cash flows from operating activities:

     Net income                                                                 $  2,433,000       $  1,726,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                691,000            654,000
         Decrease (increase) in rent and other receivables                            16,000            (19,000)
         Amortization of prepaid loan fees                                            69,000             69,000
         (Increase) decrease in other assets                                         (54,000)            26,000
         Increase in accounts payable                                                220,000            158,000
         Increase in deferred revenue                                                  6,000             19,000
                                                                                --------------- ----------------

              Total adjustments                                                      948,000            907,000
                                                                                --------------- ----------------

              Net cash provided by operating activities                            3,381,000          2,633,000
                                                                                --------------- ----------------

Cash flows from investing activities:

     Purchase of marketable securities of affiliate                                    -             (1,289,000)
     Additions to real estate facilities                                            (247,000)          (411,000)
                                                                                --------------- ----------------

              Net cash used in investing activities                                 (247,000)        (1,700,000)
                                                                                --------------- ----------------

Cash flows from financing activities:

     Principal payments on mortgage note payable                                 (25,405,000)          (691,000)
     Proceeds from note payable to general partner                                22,000,000              -
     Principal payments on note payable to general partner                       (22,000,000)             -
     Proceeds from note payable to commercial bank                                21,000,000              -
                                                                                --------------- ----------------

              Net cash used in financing activities                               (4,405,000)          (691,000)
                                                                                --------------- ----------------

Net (decrease) increase in cash and cash equivalents                              (1,271,000)           242,000

Cash and cash equivalents at beginning of period                                   1,911,000          2,440,000
                                                                                --------------- ----------------

Cash and cash equivalents at end of period                                      $    640,000       $  2,682,000
                                                                                =============== ================
Supplemental schedule of non-cash investing and financing activities:

     Decrease in fair market value of marketable securities                          978,000            295,000
                                                                                =============== ================

     Unrealized loss on marketable securities                                   $   (978,000)      $   (295,000)
                                                                                =============== ================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at September 30, 1998 consist of 381,980 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at September 30, 1998, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 30, 1998. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. The Partnership's mortgage note payable matures on October 1, 1998. On July 1, 1998, the Partnership paid off the mortgage note payable with cash reserves and with the proceeds of a $22,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public Storage, Inc. bears interest at the fixed rate of 7.2% and matures June 30, 1999. The loan calls for monthly payments of interest only. Principal may be paid at any time without penalty. Public Storage, Inc. also provided the Partnership with options to extend the loan term through June 2003. This loan was paid off and canceled in September 1998 (see Note 6). Interest paid during the third quarter of 1998 to Public Storage, Inc. was $341,000.

6. During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (6.017% at September 30, 1998). The loan requires monthly payments of interest and mature September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

     The loan proceeds were used to pay off the Partnership's note payable to Public Storage, Inc.

     The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $4,000,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio (5.82% as of September 30, 1998). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of September 30, 1998, the unrealized loss on the interest rate swap, if required to be liquidated, was approximately $90,000.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and in the reports for the quarterly periods on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

RESULTS OF OPERATIONS
---------------------

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997:

     The Partnership's net income for the nine months ended September 30, 1998 was $2,433,000 compared to $1,726,000 for the nine months ended September 30, 1997, representing an increase of $707,000 or 41%. The Partnership's net income for the three months ended September 30, 1998 was $1,057,000 compared to $709,000 for the three months ended September 30, 1997, representing an increase of $348,000 or 49%. These increases are primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

     Rental income for the nine months ended September 30, 1998 was $6,559,000 compared to $6,013,000 for the nine months ended September 30, 1997, representing an increase of $546,000 or 9%. Rental income for the nine months September 30, 1998 was $2,255,000 compared to $2,142,000 for the three months ended September 30, 1997, representing an increase of $113,000 or 5%. These increases are primarily attributable to higher rental rates and occupancy levels at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 94% and 92% for the nine months ended September 30, 1998 and 1997, respectively. Realized rent for the nine months ended September 30, 1998 increased to $.88 per occupied square foot from $.83 per occupied square foot for the nine months ended September 30, 1997.

     Interest and other income decreased $17,000 for the nine months ended September 30, 1998 compared to the same period in 1997. This decrease is primarily a result of the pay off of the mortgage note payable with cash reserves, which resulted in lower cash balances and consequently less interest earned.

     Dividend income from marketable securities of affiliate increased $35,000 for the nine months ended September 30, 1998 compared to the same period in 1997 due to an increase in the number of shares owned in 1998 compared to the same period in 1997.

     Cost of operations (including management fees paid to affiliate) for the nine months ended September 30, 1998 was $1,939,000 compared to $1,787,000 for the nine months ended September 30, 1997, representing an increase of $152,000 or 9%. Cost of operations (including management fees paid to affiliate) for the three months ended September 30, 1998 was $642,000 compared to $602,000 for the three months ended September 30, 1997, representing an increase of $40,000 or 7%. This increase is mainly attributable to increases in management fees, property taxes, repairs and maintenance and payroll expenses. Property taxes increased due to an increase in property tax rates at some of the Partnership's mini-warehouse facilities.

     Interest expense decreased $339,000 to $1,774,000 in the nine months ended September 30, 1998 from $2,113,000 in the same period in 1997. This decrease is mainly attributable to a lower outstanding principal balances and reduced interest rates on the Partnership's indebtedness. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities ($3,381,000 for the nine months ended September 30, 1998) have been sufficient to meet all current obligations of the Partnership.

     At September 30, 1998, the Partnership held 381,980 shares of common stock (marketable securities) with a fair value totaling $10,242,000 (cost basis of $6,091,000 at September 30, 1998) in Public Storage, Inc. The Partnership recognized $252,000 in dividends for the nine months ended September 30, 1998.

     The Partnership's mortgage note payable matures on October 1, 1998. On July 1, 1998, the Partnership paid off the mortgage note payable with cash reserves and with the proceeds of a $22,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public Storage, Inc. bears interest at the fixed rate of 7.2% and matures June 30, 1999. The loan calls for monthly payments of interest only. Principal may be paid at any time without penalty. Public Storage, Inc. also provided the Partnership with options to extend the loan term through June 2003.

     During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (6.017% at September 30, 1998). The loan requires monthly payments of interest and mature September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's note to Public Storage, Inc.

     The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $4,000,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio (5.82% as of September 30, 1998). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of September 30, 1998, the unrealized loss on the interest rate swap, if required to be liquidated, was approximately $90,000.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------

     Public Storage, Inc. ("PSI"), the general partner and property manager, has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

     Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K Issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if the plan for ensuring Year 2000 compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, operations of the Partnership could be materially impacted.

     Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be completed by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the operations of the Partnership.

     The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. PSI has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. PSI is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, PSI has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Partnership has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

     The total cost of PSI's Year 2000 compliance activities (which primarily consists of the costs of new systems) will be allocated to all entities that use the PSI computer systems. The amount to be allocated to the Partnership is estimated at approximately $64,000. These costs are capitalized.

     The costs of the projects and the date on which PSI believes that it will be Year 2000 compliant are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that PSI has identified all potential Y2K Issue either within PSI and the Partnership or at external agents. In addition, the impact of the Y2K Issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

                           PART II. OTHER INFORMATION


Items 1 through 5 are inapplicable.

Item 6 Exhibits and Reports on Form 8-K.
       ---------------------------------

        (a)   The following exhibits are included herein:

                   10.1 Credit Agreement dated September 1, 1998 by and between Public Storage Properties IV, Ltd. and Wells Fargo Bank, National Association

                   10.2 Interest Rate Swap Agreement dated September 18, 1998 by and between Public Storage Properties IV, Ltd. and Wells Fargo Bank, National Association

                   (27)   Financial Data Schedule

        (b)  Form 8-K

                   None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        DATED: November 13, 1998

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