Form 10-K
period 1998-12-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 1999-03-31
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ----------------

Commission File Number 0-8908
                       ------

                        PUBLIC STORAGE PROPERTIES IV, LTD
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        California                                               95-3192402
-----------------------------------------                 ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)

       701 Western Avenue
      Glendale, California                                         91201
----------------------------------------                  ----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                      NONE

                                     PART I
ITEM 1.           BUSINESS.

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

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

         At December 31, 1998, the Partnership owned 17 properties in two states.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

* CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system,
         (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 175,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

* MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has increased from 93% in 1997 to 94% 1998. Realized monthly rents per occupied square foot increased from $.83 in 1997 to $.89 in 1998. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels.

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 1998 about properties owned by the Partnership:


                                                       Net             Number            Date of          Completion
        Location           Size of Parcel        Rentable Area       of Spaces          Purchase             Date
--------------------       --------------       ----------------     ---------       -------------       ------------
CALIFORNIA
----------
Azusa                        5.85 acres          105,000 sq. ft.        941          July 14, 1978        Nov. 1978

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

San Carlos                   2.80 acres          51,000 sq. ft.         458          Jan. 30, 1979        Oct. 1979

Santa Clara                  4.45 acres          75,000 sq. ft.         698          Dec. 22, 1978      June 1979 and
                                                                                                          July 1981

Tustin                       4.40 acres          67,000 sq. ft.         559          July 3, 1978         Dec. 1978

FLORIDA
-------
Miami Airport
   Expressway                1.70 acres          29,000 sq. ft.         274          Aug. 24, 1978        Jan. 1979

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


----------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1998, there were approximately 1,106 record holders of Units.

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

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

                       PUBLIC STORAGE PROPERTIES IV, LTD.


ITEM 6.  SELECTED FINANCIAL DATA.


For the Year Ended December 31,              1998              1997             1996              1995              1994
--------------------------------        --------------    --------------    --------------   --------------    --------------
Revenues                                $    9,234,000    $    8,516,000    $    7,774,000   $    7,629,000    $    7,085,000

Depreciation and amortization                  926,000           881,000           814,000          742,000           692,000

Interest expense                             2,080,000         2,805,000         2,898,000        2,967,000         3,071,000

Gain on sale of real estate                     -                 -                 -               125,000            -

Net income                                   3,507,000         2,281,000         1,698,000        1,724,000         1,208,000

Limited partners' share                      3,468,000         2,256,000         1,680,000        1,704,000         1,195,000

General partners' share                         39,000            25,000            18,000           20,000            13,000

Limited partners' per unit data (1)
     Net income                                $86.70            $56.40            $42.00           $42.60            $29.88


As of December 31,
--------------------------------

Cash and cash equivalents               $      433,000    $    1,911,000    $    2,440,000   $      967,000    $      551,000

Total Assets                            $   20,876,000    $   23,818,000    $   22,742,000   $   18,367,000    $   16,505,000

Debt                                    $   19,650,000    $   25,405,000    $   26,338,000   $   27,178,000    $   28,086,000



----------------

(1) Per unit data is based on the weighted average number of the limited partnership units (40,000) outstanding during the period.

ITEM 7.  MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS.

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997:

         The Partnership's net income was $3,507,000 in 1998 compared to $2,281,000 in 1997, representing an increase of $1,226,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense.

         During 1998 property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $5,241,000 in 1998 compared to $4,731,000 in 1997, representing an increase of $510,000 or 11%. This increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities partially offset by an increase in cost of operations and depreciation expense.

         Rental income was $8,811,000 in 1998 compared to $8,086,000 in 1997, representing an increase of $725,000 or 9%. The increase was primarily attributable  to an  increase  in  occupancy  level  and  rental  rates  at  the
Partnership's   facilities.   The  weighted  average  occupancy  levels  at  the
mini-warehouse facilities were 94% and 93% in 1998 and 1997, respectively. The monthly realized rent per occupied square foot averaged $.89 in 1998 compared to $.83 in 1997.

         Other income decreased $42,000 in 1998 compared to 1997. This decrease is primarily a result of the pay off of the mortgage note payable with cash reserves, which resulted in lower cash balances and consequently less interest earned.

         Dividend income from marketable securities of affiliate increased $35,000 in 1998 compared to 1997. This increase is primarily due to an increase in the weighted average number of shares owned in 1998 compared to 1997.

         Cost of operations (including management fees paid to an affiliate) increased $170,000 or 7% to $2,644,000 in 1998 from $2,474,000 in 1997. This increase was primarily attributable to increases in management fees, advertising, property tax, and repairs and maintenance expenses.

         Interest  expense  was  $2,080,000  and  $2,805,000  in 1998 and  1997,
respectively, representing a decrease of $725,000 or 26%. The decrease was primarily a result of a lower average outstanding loan balance in 1998 compared to 1997 and lower interest rates on the Partnership's indebtedness. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

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

Liquidity and Capital Resources
-------------------------------

         Cash flows from operating activities ($4,670,000 for the year ended December 31, 1998) have been sufficient to meet all current obligations of the Partnership. During 1999, the Partnership anticipates approximately $351,000 of capital improvements compared to $393,000 in 1998 and $590,000 in 1997.

         At December 31, 1998, the Partnership held 381,980 shares of common stock (marketable securities) with a fair value totaling $10,337,000 (cost basis of $6,091,000 at December 31, 1998) in Public Storage, Inc. (PSI). The Partnership recognized $336,000 in dividends during 1998.

         In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its funds available for debt principal payments.

         Distributions to the limited and general partners for the years 1978-1991 aggregated $62,032,000 including $29,360,000 distributed to the partners in 1988 in connection with a financing of the properties.

         During 1988, the Partnership financed all of its properties with a $30,500,000 loan with fixed interest of 10.47 percent per annum. Net proceeds of $29,360,000 were distributed to the partners in October 1988 and are included in the 1988 distribution.

         On July 1, 1998, the Partnership paid off the mortgage note payable with cash reserves and with the proceeds of a $22,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public
Storage, Inc. had a fixed interest rate of 7.2% and matured June 30, 1999. The loan was liquidated through proceeds as described in the next paragraph. The loan called for monthly payments of interest only. Principal was payable at any time without penalty. Public Storage, Inc. also provided the Partnership with options to extend the loan term through June 2003.

         During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% (5.66% at December 31,
1998) depending on the Partnership's interest coverage ratio. The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's note to Public Storage, Inc.

         The Partnership also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $7,500,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% (5.82% as of December 31, 1998) based on the Partnership's interest coverage ratio. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of December 31, 1998, the unrealized loss on the interest rate swap, if required to be liquidated, was approximately $37,000.

Year 2000 System Issues
-----------------------

         The Partnership utilizes PSI's information systems in connection with a cost sharing and administrative services agreement. PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

         PSI has two phases in its process  with respect to each of its systems;
i) assessment, whereby PSI evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby PSI completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 Compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be complete by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the Partnership's operations.

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Partnersip has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of the PSI's Year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership and the Joint Venture is estimated at approximately $76,143. These costs are capitalized. PSI's Year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which PSI and the Partnership expect to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that the Partnership or PSI has identified all potential Y2K Issues either within the Partnership, at PSI, or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Partnership's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest paid on the Partnerhip's debt. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership generally maintains its debt as fixed rate in nature by borrowing on a long-term basis or entering into interest swap transactions. As of December 31, 1998, the Partnership had $19,650,000 of outstanding debt maturing on September, 2002. Also, the
Partnership has an interest rate swap in the notional amount of $19,000,000 through September, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

        Name                           Positions with PSI
-----------------------        -------------------------------------------------
B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
B. Wayne Hughes, Jr.           Vice President and Director
John Reyes                     Senior Vice President and Chief Financial Officer
Carl B. Phelps                 Senior Vice President
Obren B. Gerich                Senior Vice President
Marvin M. Lotz                 Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
David P. Singelyn              Vice President and Treasurer
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Thomas J. Barrack Jr.          Director
Uri P. Harkham                 Director
Daniel C. Staton               Director

         B. Wayne Hughes, age 65, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 62, has been employed by PSI for 21 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 39, became director of PSI in January 1998. He has been a Vice President Acquisitions of PSI since 1992. He is the son of B. Wayne Hughes.

         John Reyes, age 38, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 60, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 60, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 56, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 49, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 47, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 37, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 43, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 59, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University and a director of Marathon National Bank. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.


         Dann V. Angeloff, age 63, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Mutual Funds, ReadyPac Produce, Inc., Royce Medical Company, SupraLife International and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 65, became a director of PSI in November 1991. Since January 1999, Mr. Baker has been President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is wholly-owned subsidiary of Magna International Inc. Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly-owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 51, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc., Harvey's Acquisition Corp.and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 50, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 46, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997. He has been a director of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of he own moving company, Gate way Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based on a review of the reports filed under Section 16(a) of the Securities Exchange Act of 1934 with respect to the units that were submitted to the Partnership, the Partnership believes that with respect to the fiscal year ended December 31, 1998, B. Wayne Hughes, Jr. And Thomas J. Barrak, Jr., each of whom is a director of PSI, a General Partner of the Partnership, each filed his Initial Statement of Beneficial Ownership of Securities on Form 3 after its due date.

ITEM 11. EXECUTIVE COMPENSATION.

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At March 10, 1999, the following persons beneficially owned more than 5% of the Units:

                                      Name and Address of
       Title of Class                  Beneficial Owners        Beneficial Ownership    Percent of Class
---------------------------       --------------------------    --------------------    ----------------

Units of Limited Partnership      Public Storage, Inc.           13,178 Units (1)            32.9%
Interest                          701 Western Avenue
                                  Glendale, California 91201

Units of Limited Partnership      B. Wayne Hughes                11,900 Units (2)            29.8%
Interest                          Tamara Hughes Gustavson,
                                  PS Orangeco, Inc.
                                  701 Western Avenue
                                  Glendale, California 91201

-----------------

(1) Includes (i) 12,965 Units owned by PSI as to which PSI has sole voting and dispositive power, (ii) 158 Units which PSI has a currently exercisable option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes and (iii) 55 Units which PSI has an option to acquire from Tamara Hughes Gustavson commencing April 1, 1999.

(2) Includes 5,892 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power, (ii) 306 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has a currently exercisable option to acquire 158 of these Units and has an option to acquire 55 of these Units commencing April 1, 1999, and (iii) 5,702 Units owned by PS Orangeco, Inc., a corporation whose common stock (representing 5% of the equity) is owned by Hughes and members of his family and whose non-voting preferred stock (representing 95% of the equity) is owned by PSI, and as to which Units PS Orangeco, Inc. and Hughes share voting and dispositive power.

         (b) The Partnership has no officers and directors. The General Partners contributed $202,000 to the original capital of the Partnership and as a result participate in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 9 Units (0.02% of the Units). The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 11,613 Units, representing 29.0% of the Units (including the 5,892 Units owned by Hughes and the 5,702 Units owned by PS Orangeco, Inc. as to which Hughes shares voting and dispositive power set forth above).

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

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. During 1998, the Partnership paid fees of $529,000 to PSI pursuant to the Management Agreement.

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

10.3 Credit Agreement dated September 1, 1998 by and between Public Storage Properties IV, Ltd. and Wells Fargo Bank, National Association.
         Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

10.4 Interest Swap Agreement dated September 18, 1998 by and between Public Storage Properties IV, Ltd. and Wells Fargo Bank, National Association. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

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

Dated:  March 31, 1999         By:  Public Storage, Inc., General Partner


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

     Signature                       Capacity                               Date
------------------------     --------------------------------------    --------------
/s/ B Wayne Hughes           Chairman of the Board and                 March 31, 1999
------------------------     Chief Executive Officer of
B. Wayne Hughes              Public Storage, Inc. and General
                             Partner (principal executive offer)


/s/ Harvey Lenkin            President and Director of                 March 31, 1999
------------------------     Public Storage, Inc.
Harvey Lenkin


/s/ B. Wayne Hughes, Jr.     Vice President and Director of            March 31, 1999
------------------------     Public Storage, Inc.
B. Wayne Hughes, Jr.


/s/ John Reyes               Senior Vice President and Chief           March 31, 1999
------------------------     Financial Officer of Public Storage, Inc.
John Reyes                   (principal financial officer and
                             principal accounting officer)


/s/ Robert J. Abernethy      Director of Public Storage, Inc.          March 31, 1999
------------------------
Robert J. Abernethy


/s/ Dann V. Angeloff         Director of Public Storage, Inc.          March 31, 1999
------------------------
Dann V. Angeloff


/s/ William C. Baker         Director of Public Storage, Inc.          March 31, 1999
------------------------
William C. Baker


                             Director of Public Storage, Inc.
------------------------
Thomas J. Barrack, Jr.


/s/ Uri P. Harkham           Director of Public Storage, Inc.          March 31, 1999
------------------------
Uri P. Harkham


                             Director of Public Storage, Inc.
------------------------
Daniel C. Staton


                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))




                                                                    Page
                                                              References
                                                              ----------

Report of Independent Auditors                                       F-1


Financial Statements and Schedule:


Balance Sheets as of December 31, 1998 and 1997                      F-2


For the years ended December 31, 1998, 1997 and 1996:


         Statements of Income                                        F-3


         Statements of Partners' Equity (Deficit)                    F-4


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

                         Report of Independent Auditors




The Partners
Public Storage Properties IV, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties IV, Ltd. as of December 31, 1998 and 1997, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties IV, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP

February 26, 1999
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                                  1998                     1997
                                                                           -------------------     -------------------
                                     ASSETS
                                     ------

Cash and cash equivalents                                                  $        433,000         $      1,911,000
Marketable securities of affiliate (cost of $6,091,000)                          10,337,000               11,220,000
Rent and other receivables                                                          136,000                  166,000

Real estate facilities:
     Building and equipment                                                      16,424,000               16,031,000
     Land                                                                         5,244,000                5,244,000
                                                                           -------------------     -------------------
                                                                                 21,668,000               21,275,000

     Less accumulated depreciation                                              (11,824,000)             (10,898,000)
                                                                           -------------------     -------------------
                                                                                  9,844,000               10,377,000

Other assets                                                                        126,000                  144,000
                                                                           -------------------     -------------------

Total assets                                                               $     20,876,000         $     23,818,000
                                                                           ===================     ===================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                           $        249,000         $         65,000
Deferred revenue                                                                    235,000                  230,000
Mortgage note payable                                                                 -                   25,405,000
Note payable to commercial bank                                                  19,650,000                   -

Partners' equity (deficit):
     Limited partners' deficit, $500 per unit, 40,000 units authorized,
         issued and outstanding                                                  (2,599,000)              (5,200,000)
     General partners' deficit                                                     (905,000)              (1,811,000)
     Unrealized gain on marketable securities                                     4,246,000                5,129,000
                                                                           -------------------     -------------------

     Total partners' equity (deficit)                                               742,000               (1,882,000)
                                                                           -------------------     -------------------

Total liabilities and partners' equity (deficit)                           $     20,876,000         $     23,818,000
                                                                           ===================     ===================

                            See accompanying notes.
                                      F-2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997, and 1996


                                                             1998                      1997                     1996
                                                      ------------------       ------------------        ------------------
REVENUES:

Rental income                                         $       8,811,000        $       8,086,000         $       7,423,000
Dividends from marketable securities
     of affiliate                                               336,000                  301,000                   262,000
Other income                                                     87,000                  129,000                    89,000
                                                      ------------------       ------------------        ------------------

                                                              9,234,000                8,516,000                 7,774,000
                                                      ------------------       ------------------        ------------------

COSTS AND EXPENSES:

Cost of operations                                            2,115,000                1,989,000                 1,880,000
Management fees paid to affiliate                               529,000                  485,000                   419,000
Depreciation                                                    926,000                  881,000                   814,000
Administrative                                                   77,000                   75,000                    65,000
Interest expense                                              2,080,000                2,805,000                 2,898,000
                                                      ------------------       ------------------        ------------------

                                                              5,727,000                6,235,000                 6,076,000
                                                      ------------------       ------------------        ------------------

NET INCOME                                            $       3,507,000        $       2,281,000         $       1,698,000
                                                      ==================       ==================        ==================

Limited partners' share of net income ($86.70 per
     unit in 1998, $56.40 per unit in 1997 and
     $42.00 per unit in 1996)                         $       3,468,000        $       2,256,000         $       1,680,000

General partners' share of net income                            39,000                   25,000                    18,000
                                                      ------------------       ------------------        ------------------

                                                      $       3,507,000        $       2,281,000         $       1,698,000
                                                      ==================       ==================        ==================

                            See accompanying notes.
                                      F-3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
             For the years ended December 31, 1998, 1997, and 1996


                                                                                        Other
                                                                                     Comprehensive     Total Partners'
                                            Limited Partners    General Partners        Income         Equity(Deficit)
                                            ----------------    ----------------   ----------------   ----------------

Balance at December 31, 1995                $    (8,152,000)    $    (2,838,000)   $     1,854,000    $    (9,136,000)

Unrealized gain on marketable securities            -                   -                3,566,000          3,566,000

Net income                                        1,680,000              18,000             -               1,698,000

Equity transfer                                    (420,000)            420,000             -                 -
                                            ----------------    ----------------   ----------------   ----------------

Balance at December 31, 1996                     (6,892,000)         (2,400,000)         5,420,000         (3,872,000)

Unrealized loss on marketable securities             -                   -                (291,000)          (291,000)

Net income                                        2,256,000              25,000             -               2,281,000

Equity transfer                                    (564,000)            564,000             -                  -
                                            ----------------    ----------------   ----------------   ----------------

Balance at December 31, 1997                     (5,200,000)         (1,811,000)         5,129,000         (1,882,000)

Unrealized loss on marketable securities             -                   -                (883,000)          (883,000)

Net income                                        3,468,000              39,000             -               3,507,000

Equity transfer                                    (867,000)            867,000             -                  -
                                            ----------------    ----------------   ----------------   ----------------

Balance at December 31, 1998                $    (2,599,000)    $      (905,000)   $     4,246,000    $       742,000
                                            ================    ================   ================   ================

                            See accompanying notes.
                                      F-4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1998, 1997, and 1996


                                                                        1998               1997                1996
                                                                   ----------------   ----------------   ----------------

Cash flows from operating activities:

     Net income                                                    $     3,507,000    $     2,281,000    $     1,698,000

     Adjustments  to  reconcile   net  income  to  cash
         provided  by  operating activities:

     Depreciation                                                          926,000            881,000            814,000
     Decrease (increase) in rent and other receivables                      30,000            (16,000)           (50,000)
     Amortization of prepaid loan fees                                      69,000             92,000             92,000
     (Increase) decrease in other assets                                   (51,000)            37,000            (31,000)
     Amortization of prepaid management fees                                 -                   -               265,000
     Increase (decrease) in accounts payable                               184,000             13,000            (29,000)
     Increase (decrease) in deferred revenue                                 5,000              6,000            (20,000)
                                                                   ----------------   ----------------   ----------------

         Total adjustments                                               1,163,000          1,013,000          1,041,000
                                                                   ----------------   ----------------   ----------------

         Net cash provided by operating activities                       4,670,000          3,294,000          2,739,000
                                                                   ----------------   ----------------   ----------------

Cash flows from investing activities:

     Purchase of marketable securities of affiliate                          -             (2,300,000)             -
     Additions to real estate facilities                                  (393,000)          (590,000)          (426,000)
                                                                   ----------------   ----------------   ----------------

         Net cash used in investing activities                            (393,000)        (2,890,000)          (426,000)
                                                                   ----------------   ----------------   ----------------

Cash flows from financing activities:

     Proceeds from note payable to general partner                      22,000,000             -                  -
     Principal payments on note payable to general partner             (22,000,000)            -                  -
     Proceeds from note payable to commercial bank                      21,000,000             -                  -
     Principal payments on note payable to commercial bank              (1,350,000)            -                  -
     Principal payments on mortgage note payable                       (25,405,000)          (933,000)          (840,000)
                                                                   ----------------   ----------------   ----------------

         Net cash used in financing activities                          (5,755,000)          (933,000)          (840,000)
                                                                   ----------------   ----------------   ----------------

Net (decrease) increase in cash and cash equivalents                    (1,478,000)          (529,000)         1,473,000

Cash and cash equivalents at the beginning of the year                   1,911,000          2,440,000            967,000
                                                                   ----------------   ----------------   ----------------

Cash and cash equivalents at the end of the year                   $       433,000    $     1,911,000    $     2,440,000
                                                                   ================   ================   ================

                            See accompanying notes.
                                      F-5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1998, 1997, and 1996
                                   (Continued)


                                                                        1998                1997               1996
                                                                   ----------------   ----------------   ----------------

Supplemental schedule of non-cash investing and financing activities:

     Decrease (increase) in fair value of marketable
       securities of affiliate                                        $ 883,000           $291,000         $(3,566,000)
                                                                   ================   ================   ================

     Unrealized ( loss) gain on marketable securities of
       affiliate                                                      $(883,000)         $(291,000)         $3,566,000
                                                                   ================   ================   ================

                            See accompanying notes.
                                      F-6

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


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

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership has not identified any assets which indicate an impairment in the carrying value of the asset is present.

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

         Marketable Securities:
         ----------------------

                  Marketable securities at December 31, 1998 and 1997 consist of 381,980 shares of common stock of PSI. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 1998 and 1997, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 1998 and 1997, and has recorded a corresponding unrealized (loss) gain totaling $(883,000), $(291,000), and $3,566,000 for the years ended December 31,
         1998, 1997 and 1996, respectively, as a (decrease) increase to Partnership equity. The Partnership recognized dividends of $336,000, $301,000 and $262,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

2.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

         Comprehensive Income:
         ---------------------

                  As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The primary impact of this statement for the Company is to recharaterize unrealized gains or losses in shareholders' equity as "other comprehensive income." Prior year financial statments have been reclassified to conform to the requirements of Statement 130.

         Other Assets:
         -------------

                  Included in other assets is deferred financing costs of $68,000 at December 31, 1997. Such balance is being amortized as interest expense using the straight-line method over the life of the related mortgage note payable. As of December 31, 1998 the remaining balance has been fully amortized.

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

         Segement Reporting:
         -------------------

                  Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Partnership's disclosure.

         Derivatives:
         ------------

                   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Partnership.

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

                  Unaudited Taxable net income was $3,777,000, $2,550,000 and $2,100,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7.       MORTGAGE NOTE PAYABLE

                  During September 1988, the Partnership financed all of its properties with a $30,500,000, ten-year nonrecourse mortgage note secured by the Partnership's properties. The note provides for fixed interest of 10.47 percent per annum. Loan payments for the first year consisted of interest only. Thereafter, principal is being amortized over a 20 year term with monthly payments of principal and interest of $303,891. The note had a maturity date of October 1, 1998 on which date the note required that all remaining principal and accrued and unpaid interest be paid.

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

                  During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% (5.66% at December 31, 1998) depending on the Partnership's interest coverage ratio . The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's note to Public Storage, Inc.

                  Carrying value of the outstanding debt approximates its fair value.

                  The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $7,500,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% (5.82% as of December 31, 1998) based on the Partnership's interest coverage ratio. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of December 31, 1998, the unrealized loss on the interest rate swap, if required to be liquidated, was approximately $37,000.

                  Interest paid on the note was $1,911,000, $2,713,000 and $2,806,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 1998

                                                          Initial Cost
                                                  ------------------------------     Costs
                                                                    Building,     Subsequent to
                                                                   Land Imp &     construction
         Description             Encumbrances         Land          Equipment     (Improvements)
---------------------------      --------------   ------------    --------------  -------------
Mini-warehouses:
    CALIFORNIA
    ----------
Azusa                                 -              $501,000       $1,093,000       $192,000
Concord                               -               349,000          805,000        194,000
Oakland                               -               177,000          650,000        185,000
Pasadena                              -               379,000          496,000        124,000
Redlands                              -               227,000          771,000        154,000
Richmond                              -               225,000          639,000        259,000
Riverside                             -                51,000          595,000        212,000
Sacramento/Howe                       -               194,000          666,000        232,000
Sacramento/West Capitol               -               100,000          719,000        277,000
San Carlos                                            396,000          902,000        127,000
Santa Clara                                           633,000        1,156,000        175,000
Tustin                                                517,000          844,000        223,000

    FLORIDA
    -------
Miami/Airport Expressway              -               186,000          442,000        221,000
Miami/Cutler Ridge                    -               525,000          901,000        177,000
Pembroke Park (2)                     -               255,000          607,000        365,000
Ft. Lauderdale/I-95 & 23rd Ave.       -               243,000          611,000        322,000
Ft. Lauderdale/I-95 & Sunrise         -               286,000          690,000        398,000
                                 --------------   ------------    --------------  -------------
                                 $19,650,000(1)    $5,244,000      $12,587,000     $3,837,000
                                 ==============   ============    ==============  =============

                                           Gross Carrying Amount
                                           at December 31, 1998
                                 ----------------------------------------
                                                 Building,
                                                 Land Imp &                  Accumulated      Date
         Description                Land         Equipment        Total      Depreciation   Completed
---------------------------      ----------     -----------   -----------    -----------    ---------
Mini-warehouses:
    CALIFORNIA
    ----------
Azusa                              $501,000      $1,285,000    $1,786,000       $971,000       11/78
Concord                             349,000         999,000     1,348,000        703,000       01/79
Oakland                             177,000         835,000     1,012,000        599,000       04/79
Pasadena                            379,000         620,000       999,000        445,000       11/79
Redlands                            227,000         925,000     1,152,000        655,000       02/79
Richmond                            225,000         898,000     1,123,000        609,000       03/79
Riverside                            51,000         807,000       858,000        573,000       05/79
Sacramento/Howe                     194,000         898,000     1,092,000        613,000       08/79
Sacramento/West Capitol             100,000         996,000     1,096,000        728,000       06/79
San Carlos                          396,000       1,029,000     1,425,000        758,000       10/79
                                                                                                6/79
Santa Clara                         633,000       1,331,000     1,964,000        956,000      & 7/79
Tustin                              517,000       1,067,000     1,584,000        787,000       12/78

    FLORIDA
    -------
Miami/Airport Expressway            186,000         663,000       849,000        482,000       01/79
Miami/Cutler Ridge                  525,000       1,078,000     1,603,000        775,000       04/79
Pembroke Park (2)                   255,000         972,000     1,227,000        693,000       07/79
Ft. Lauderdale/I-95 & 23rd Ave.     243,000         933,000     1,176,000        680,000
Ft. Lauderdale/I-95 & Sunrise       286,000       1,088,000     1,374,000        797,000       10/79
                                 ----------     -----------   -----------    -----------
                                 $5,244,000     $16,424,000   $21,668,000    $11,824,000
                                 ==========     ===========   ===========   ============

(1) All 17 mini-warehouse locations are encumbered by a promissory note. The $19,650,000 listed above is the principal balance remaining on the note at 12/31/98.

(2) In 1995, the Partnership sold approximately 4,729 sq. ft. of the facility to the State of Florida under condemnation proceeding. The Partnership adjusted land by $12,000 for the sale.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation

                          Year Ended December 31, 1998

                                                  1998             1997             1996
                                             --------------   --------------   --------------
Investment in Real estate
   Balance at the beginning of the year       $ 21,275,000     $ 20,685,000     $ 20,259,000

   Additions through cash expenditures             393,000          590,000          426,000
                                             --------------   --------------   --------------
Balance at the end of the year                $ 21,668,000     $ 21,275,000     $ 20,685,000
                                             ==============   ==============   ==============

Accumulated Depreciation
   Balance at the beginning of the year       $ 10,898,000     $ 10,017,000     $  9,203,000

   Additions charged to costs and expenses         926,000          881,000          814,000
                                             --------------   --------------   --------------
                                              $ 11,824,000     $ 10,898,000     $ 10,017,000
                                             ==============   ==============   ==============

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $6,018,000 (unaudited).