Form 10-Q
period 1999-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 1999-05-14
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  --------------

Commission File Number 0-8908
                       ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


               California                                       95-3192402
---------------------------------------------             ----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

           701 Western Avenue
          Glendale, California                                     91201
---------------------------------------------             ----------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                      INDEX

                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 1999
   and December 31, 1998                                                     2

Condensed statements of income for the three
   months ended March 31, 1999 and 1998                                      3

Condensed statement of partners' deficit for the
   three months ended March 31, 1999                                         4

Condensed statements of cash flows for the
   three months ended March 31, 1999 and 1998                                5

Notes to condensed financial statements                                    6-7

Management's discussion and analysis of
   financial condition and results of operations                          8-11


PART II.  OTHER INFORMATION                                                 12

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                          March 31,            December 31,
                                                                            1999                  1998
                                                                      -----------------     -----------------
                                                                         (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                             $        217,000      $        433,000
Marketable securities of affiliate (cost of $6,091,000)                      9,549,000            10,337,000
Rent and other receivables                                                     119,000               136,000

Real estate facilities, at cost:
     Buildings and equipment                                                16,479,000            16,424,000
     Land                                                                    5,244,000             5,244,000
                                                                      -----------------     -----------------
                                                                            21,723,000            21,668,000

     Less accumulated depreciation                                         (12,070,000)          (11,824,000)
                                                                      -----------------     -----------------
                                                                             9,653,000             9,844,000

Other assets                                                                   126,000               126,000
                                                                      -----------------     -----------------

Total assets                                                          $     19,664,000      $     20,876,000
                                                                      =================     =================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                      $        193,000      $        249,000
Deferred revenue                                                               269,000               235,000
Note payable to commercial bank                                             18,150,000            19,650,000

Partners' equity:
     Limited partners' deficit, $500 per unit, 40,000 units
        Authorized, issued and outstanding                                  (1,785,000)           (2,599,000)
     General partners' deficit                                                (621,000)             (905,000)
     Other comprehensive income                                              3,458,000             4,246,000
                                                                      -----------------     -----------------

     Total partners' equity                                                  1,052,000               742,000
                                                                      -----------------     -----------------

Total liabilities and partners' equity                                $     19,664,000      $     20,876,000
                                                                      =================     =================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                       ------------------------------------
                                                                           1999                  1998
                                                                       --------------        --------------

REVENUES:

Rental income                                                          $    2,239,000        $    2,110,000
Dividends from marketable securities of affiliate                              84,000                84,000
Interest and other income                                                       3,000                30,000
                                                                       --------------        --------------

                                                                            2,326,000             2,224,000
                                                                       --------------        --------------

COSTS AND EXPENSES:

Cost of operations                                                            537,000               522,000
Management fees paid to affiliate                                             134,000               127,000
Depreciation                                                                  246,000               230,000
Administrative                                                                 27,000                15,000
Interest expense                                                              284,000               686,000
                                                                       --------------        --------------

                                                                            1,228,000             1,580,000
                                                                       --------------        --------------

NET INCOME                                                             $    1,098,000        $      644,000
                                                                       ==============        ==============


Limited partners' share of net income ($27.15 per unit
    in 1999 and $15.93 per unit in 1998)                               $    1,086,000        $      637,000

General partners' share of net income                                          12,000                 7,000
                                                                       --------------        --------------

                                                                       $    1,098,000        $      644,000
                                                                       ==============        ==============

                           See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                                                            Other                Total
                                                  Limited              General          Comprehensive          Partners'
                                                 Partners              Partners             Income               Equity
                                              ---------------      ---------------      ---------------     ---------------
Balance at December 31, 1998                  $   (2,599,000)      $     (905,000)      $    4,246,000      $      742,000

Unrealized loss marketable securities                 -                    -                  (788,000)           (788,000)

Net income                                         1,086,000               12,000                -               1,098,000

Equity transfer                                     (272,000)             272,000                -                   -
                                              ---------------      ---------------      ---------------     ---------------

Balance at March 31, 1999                     $   (1,785,000)      $     (621,000)      $    3,458,000      $    1,052,000
                                              ===============      ===============      ===============     ===============

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                             -------------------------------------
                                                                                 1999                  1998
                                                                             ---------------       ---------------

Cash flows from operating activities:

     Net income                                                              $    1,098,000        $      644,000

     Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                                                                246,000               230,000
        Decrease in rent and other receivables                                       17,000                 6,000
        Amortization of prepaid loan fees                                             -                    23,000
        Increase in other assets                                                      -                    (3,000)
        (Decrease) increase in accounts payable                                     (56,000)               52,000
        Increase in deferred revenue                                                 34,000                48,000
                                                                             ---------------       ---------------

        Total adjustments                                                           241,000               356,000
                                                                             ---------------       ---------------

        Net cash provided by operating activities                                 1,339,000             1,000,000
                                                                             ---------------       ---------------

Cash flows from investing activities:

     Additions to real estate facilities                                            (55,000)              (32,000)
                                                                             ---------------       ---------------

        Net cash used in investing activities                                       (55,000)              (32,000)
                                                                             ---------------       ---------------

Cash flows from financing activities:

     Principal payments on note payable to commercial bank                       (1,500,000)                 -
     Principal payments on mortgage note payable                                      -                  (249,000)
                                                                             ---------------       ---------------

        Net cash used in financing activities                                    (1,500,000)             (249,000)
                                                                             ---------------       ---------------

Net (decrease) increase in cash and cash equivalents                               (216,000)              719,000

Cash and cash equivalents at beginning of period                                    433,000             1,911,000
                                                                             ---------------       ---------------

Cash and cash equivalents at end of period                                   $      217,000        $    2,630,000
                                                                             ===============       ===============

Supplemental schedule of non-cash investing and financing activities:

    Decrease (increase) in fair market value of marketable securities        $      788,000        $     (573,000)
                                                                             ===============       ===============

    Unrealized (loss) gain on marketable securities                          $     (788,000)       $      573,000
                                                                             ===============       ===============

                            See accompanying notes.
                                       5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1998.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1999, the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 1999 consist of 381,980 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at March 31, 1999, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 1999. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. On July 1, 1998, the Partnership paid off the mortgage note payable with cash reserves and with the proceeds of a $22,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public Storage, Inc. required for monthly payments of interest only at the fixed rate of 7.2% and matures June 30, 1999. The loan to PSI was paid off in September 1998 with the proceeds of a loan from a commercial bank (see note 6).

6. During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (5.60% at March 31, 1999). The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's note payable to Public Storage, Inc.

         The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $7,500,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio (5.82% as of March 31, 1999). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 1999, the unrealized loss on the interest rate swap, if required to be liquidated, was approximately $5,000.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership's has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998:

         The Partnership's net income for the three months ended March 31, 1999 was $1,098,000 compared to $644,000 for the three months ended March 31, 1998, representing an increase of $454,000 or 70%. The increase is primarily a result of increased operating results at the Partnership's mini-warehouse facilities combined with decreased interest expense.

         Rental income for the three months ended March 31, 1999 was $2,239,000 compared to $2,110,000 for the three months ended March 31, 1998, representing an increase of $129,000 or 6%. This increase is primarily attributable to increased rental rates at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 93% and 94% for the three months ended March 31, 1999 and 1998, respectively. Average monthly realized rent per occupied square foot increased from $.85 for the three months ended March 31, 1998 to $.91 for the three months ended March 31, 1999.

         Interest and other income decreased $27,000 for the three months ended March 31, 1999 compared to the same period in 1998. The decrease is primarily a result of the increase in the pay down of the Partnership note payable, which resulted in lower cash balances and consequently less interest earned.

         Dividend income from marketable securities of affiliate remained stable for the three months ended March 31, 1999 compared to the same period in 1998.

         Cost of operations (including management fees paid to affiliate) for the three months ended March 31, 1999 was $671,000 compared to $649,000 for the three months ended March 31, 1998, representing an increase of $22,000 or 3%. This increase is mainly attributable to increases in advertising and promotion expenses.

         Interest expense was $284,000 in the three months ended March 31, 1999 from $686,000 in the same period in 1998, a $402,000 or 58.6% decrease. This decrease is mainly attributable to a lower outstanding principal balance and reduced interest rates on the Partnership's debt resulting from a refinancing of the Partnership's debt. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($1,339,000 for the three months ended March 31, 1999) have been sufficient to meet all current obligations of the Partnership.

         At March 31, 1999, the Partnership held 381,980 shares of common stock with a fair value totaling $9,549,000 (cost basis of $6,091,000 at March 31, 1999) in Public Storage, Inc. The Partnership recognized $84,000 in dividends for the three months ended March 31, 1999.

         On July 1, 1998, the Partnership paid off the mortgage note payable with cash reserves and with the proceeds of a $22,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public Storage, Inc. required for monthly payments of interest only at the fixed rate of 7.2% and matures June 30, 1999. The loan to PSI was paid off in September 1998 with the proceeds of a loan from a commercial bank (see note 6).

         During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (5.60% at March 31, 1999). The loan requires monthly payments of interest and mature September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's note to Public Storage, Inc.

         The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $7,500,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to

1.20% based on the Partnership's interest coverage ratio (5.82% as of March 31, 1999). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 1999, the unrealized loss on the interest rate swap, if required to be liquidated, was approximately $5,000.

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

         Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems that are believed to have Y2K issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 Compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

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

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Company has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of the PSI's Year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership is estimated at approximately $76,143. These costs are capitalized. PSI's Year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

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




                                       DATED: May 14, 1999

                                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                       BY:  Public Storage, Inc.
                                            General Partner

                                       BY:  /s/ John Reyes
                                            --------------------------
                                            John Reyes
                                            Senior Vice President and
                                              Chief Financial Officer