Form 10-Q
period 1999-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 1999-08-12
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1999

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

                                      INDEX


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 1999
   and December 31, 1998                                                      2

Condensed statements of income for the three
   and six months ended June 30, 1999 and 1998                                3

Condensed statement of partners' equity for the
   six months ended June 30, 1999                                             4

Condensed statements of cash flows for the
   six months ended June 30, 1999 and 1998                                    5

Notes to condensed financial statements                                     6-7

Management's discussion and analysis of
   financial condition and results of operations                           8-11


PART II.  OTHER INFORMATION                                                  12

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               June 30,            December 31,
                                                                                 1999                  1998
                                                                            -----------------     -----------------
                                                                             (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $        226,000      $        433,000
Marketable securities of affiliate (cost of $6,091,000)                           10,695,000            10,337,000
Rent and other receivables                                                           133,000               136,000

Real estate facilities, at cost:
     Buildings and equipment                                                      16,568,000            16,424,000
     Land                                                                          5,244,000             5,244,000
                                                                            -----------------     -----------------
                                                                                  21,812,000            21,668,000

     Less accumulated depreciation                                               (12,317,000)          (11,824,000)
                                                                            -----------------     -----------------
                                                                                   9,495,000             9,844,000

Other assets                                                                         122,000               126,000
                                                                            -----------------     -----------------

Total assets                                                                $     20,671,000      $     20,876,000
                                                                            =================     =================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                            $        270,000      $        249,000
Deferred revenue                                                                     274,000               235,000
Note payable to commercial bank                                                   16,740,000            19,650,000

Partners' equity:
     Limited partners' deficit, $500 per unit, 40,000 units
         authorized, issued and outstanding                                         (903,000)           (2,599,000)
     General partners' deficit                                                      (314,000)             (905,000)
     Other comprehensive income                                                    4,604,000             4,246,000
                                                                            -----------------     -----------------

     Total partners' equity                                                        3,387,000               742,000
                                                                            -----------------     -----------------

Total liabilities and partners' equity                                      $     20,671,000      $     20,876,000
                                                                            =================     =================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                        ------------------------------     ------------------------------
                                                           1999              1998             1999             1998
                                                        -------------    -------------     -------------    -------------

  REVENUES:

  Rental income                                         $  2,295,000     $  2,194,000      $  4,534,000     $  4,304,000
  Dividends from marketable securities of affiliate           84,000           84,000           168,000          168,000
  Other income                                                 1,000           41,000             4,000           71,000
                                                        -------------    -------------     -------------    -------------
                                                           2,380,000        2,319,000         4,706,000        4,543,000
                                                        -------------    -------------     -------------    -------------

  COSTS AND EXPENSES:

  Cost of operations                                         517,000          515,000         1,054,000        1,037,000
  Management fees paid to affiliate                          138,000          133,000           272,000          260,000
  Depreciation                                               247,000          230,000           493,000          460,000
  Administrative                                              19,000           26,000            46,000           41,000
  Interest expense                                           270,000          683,000           554,000        1,369,000
                                                        -------------    -------------     -------------    -------------

                                                           1,191,000        1,587,000         2,419,000        3,167,000
                                                        -------------    -------------     -------------    -------------

  NET INCOME                                            $  1,189,000     $    732,000      $  2,287,000     $  1,376,000
                                                        =============    =============     =============    =============

  Limited partners' share of net income ($56.55 per
     unit in 1999 and $34.03 per unit in 1998)                                             $  2,262,000     $  1,361,000

  General partners' share of net income                                                          25,000           15,000
                                                                                           -------------    -------------

                                                                                           $  2,287,000     $  1,376,000
                                                                                           =============    =============

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    CONDENSED STATEMENT OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                                                                            Other                Total
                                                  Limited              General          Comprehensive          Partners'
                                                 Partners              Partners             Income               Equity
                                              ----------------     ----------------     ----------------     ----------------
Balance at December 31, 1998                  $    (2,599,000)     $      (905,000)     $     4,246,000      $       742,000

Unrealized gain marketable securities                       -                    -              358,000              358,000

Net income                                          2,262,000               25,000                    -            2,287,000

Equity transfer                                      (566,000)             566,000                    -                    -
                                              ----------------     ----------------     ----------------     ----------------
Balance at June 30, 1999                      $      (903,000)     $      (314,000)     $     4,604,000      $     3,387,000
                                              ================     ================     ================     ================

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                     --------------------------------------
                                                                                          1999                  1998
                                                                                     ----------------      ----------------

Cash flows from operating activities:

     Net income                                                                      $     2,287,000       $     1,376,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                        493,000               460,000
         Decrease in rent and other receivables                                                3,000                 4,000
         Amortization of prepaid loan fees                                                         -                46,000
         Decrease (increase) in other assets                                                   4,000                (3,000)
         Increase in accounts payable                                                         21,000               373,000
         Increase in deferred revenue                                                         39,000                56,000
                                                                                     ----------------      ----------------

         Total adjustments                                                                   560,000               936,000
                                                                                     ----------------      ----------------

         Net cash provided by operating activities                                         2,847,000             2,312,000
                                                                                     ----------------      ----------------

Cash flows from investing activities:

     Additions to real estate facilities                                                    (144,000)             (141,000)
                                                                                     ----------------      ----------------

         Net cash used in investing activities                                              (144,000)             (141,000)
                                                                                     ----------------      ----------------

Cash flows from financing activities:

     Principal payments on note payable to commercial bank                                (2,910,000)                    -
     Principal payments on mortgage note payable                                                   -              (419,000)
                                                                                     ----------------      ----------------

         Net cash used in financing activities                                            (2,910,000)             (419,000)
                                                                                     ----------------      ----------------

Net (decrease) increase in cash and cash equivalents                                        (207,000)            1,752,000

Cash and cash equivalents at beginning of period                                             433,000             1,911,000
                                                                                     ----------------      ----------------

Cash and cash equivalents at end of period                                           $       226,000       $     3,663,000
                                                                                     ================      ================
Supplemental schedule of non-cash investing and financing activities:

     (Increase) decrease in fair market value of marketable securities               $      (358,000)      $       477,000
                                                                                     ================      ================

     Unrealized gain (loss) on marketable securities                                 $       358,000       $      (477,000)
                                                                                     ================      ================

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1999, the results of its operations for the six months ended June 30, 1999 and 1998 and its cash flows for the six months then ended.

3. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at June 30, 1999 consist of 381,980 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at June 30, 1999, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 1999. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. On July 1, 1998, the Partnership paid off the mortgage note payable with cash reserves and with the proceeds of a $22,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public Storage, Inc. required monthly payments of interest only at the fixed rate of 7.2% and was scheduled to mature June 30, 1999. The loan to PSI was paid off in September 1998 with the proceeds of a loan from a commercial bank (see note 6).

6. During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (5.725% at June 30, 1999). The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's note payable to Public Storage, Inc.

6.      Continued
        The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $7,500,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio (5.82% as of June 30, 1999). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 1999, the unrealized loss on the interest rate swap, if required to be liquidated, was approximately $40,000.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998:

         The Partnership's net income for the six months ended June 30, 1999 was $2,287,000 compared to $1,376,000 for the six months ended June 30, 1998, representing an increase of $911,000 or 66%. The Partnership's net income for the three months ended June 30, 1999 was $1,189,000 compared to $732,000 for the three months ended June 30, 1998, representing an increase of $457,000 or 62%. These increases are primarily a result of increased operating results at the Partnership's real estate facilities and a decrease in interest expense resulting from the Partnership refinancing its outstanding debt.

         Rental income for the six months ended June 30, 1999 was $4,534,000 compared to $4,304,000 for the six months ended June 30, 1998 representing an increase of $230,000 or 5%. Rental income for the three months ended June 30, 1999 was $2,295,000 compared to $2,194,000 for the three months ended June 30, 1998, representing an increase of $101,000 or 5%. These increases are primarily attributable to higher rental rates at the Partnership's mini-warehouse
facilities.   The  weighted  average  occupancy  levels  at  the  mini-warehouse facilities were 93% and 94% for the six months ended June 30, 1999 and 1998, respectively. Average annualized realized rent for the six months ended June 30, 1999 increased to $11.05 per occupied square foot from $10.42 per occupied square foot for the six months ended June 30, 1998.

         Interest and other income decreased $67,000 for the six months ended June 30, 1999 compared to the same period in 1998. The decrease is primarily a result of the increase in the pay down of the Partnership note payable, which resulted in lower cash balances and consequently less interest earned.

         Dividend income from marketable securities of affiliate remained stable for the six months ended June 30, 1999 compared to the same period in 1998.

         Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 1999 was $1,326,000 compared to $1,297,000 for the six months ended June 30, 1998, representing an increase of $29,000 or 2%. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 1999 was $655,000 compared to $648,000 for the three months ended June 30, 1998, representing an increase of $7,000 or 1%. This increase is mainly attributable to increases in management fees, and advertising and promotion expenses.

         Interest expense was $554,000 in the six months ended June 30, 1999 from $1,369,000 in the same period in 1998, a $815,000 or 60% decrease. This decrease is mainly attributable to a lower outstanding principal balance and reduced interest rates on the Partnership's debt resulting from a refinancing of the Partnership's debt. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($2,847,000 for the six months ended June 30, 1999) have been sufficient to meet all current obligations of the Partnership.

         At June 30, 1999, the Partnership held 381,980 shares of common stock (marketable securities) with a fair value totaling $10,695,000 (cost basis of $6,091,000 at June 30, 1999) in Public Storage, Inc. The Partnership recognized $168,000 in dividends for the six months ended June 30, 1999.

         On July 1, 1998, the Partnership paid off the mortgage note payable with cash reserves and with the proceeds of a $22,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public Storage, Inc. required monthly payments of interest only at the fixed rate of 7.2% and was scheduled to mature June 30, 1999. The loan to PSI was paid off in September 1998 with the proceeds of a loan from a commercial bank (see note 6).

         During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (5.725% at June 30, 1999). The loan requires monthly payments of interest and mature September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's note to Public Storage, Inc.

         The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $7,500,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio (5.82% as of June 30, 1999). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 1999, the unrealized loss on the interest rate swap, if required to be liquidated, was approximately $40,000.

Year 2000 System Issues
-----------------------

         The Partnership utilizes Public Storage, Inc.'s ("PSI") information systems in connection with a cost sharing and administrative services agreement. PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of the PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

         PSI has two phases in its process  with respect to each of its systems;
i) assessment, whereby PSI evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby PSI completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Implementations have been completed on PSI's critical applications that impact the Partnership, such as the general ledger, property operations, and related systems. Contingency plans have been developed for use in case PSI's assessment did not identify all Y2K issues, or if the implementation were subsequently determined to not fully remediate Y2K issues that were identified. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, have been evaluated. PSI expects the implementation of the required solutions to be completed in advance of December 31, 1999. Based upon its evaluation, PSI has no reason to believe that lack of compliance or failure of required solutions would materially impact the Partnership's operations.

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that PSI has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership is estimated at approximately $76,143. These costs are capitalized. PSI's year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which PSI expects to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that PSI has identified all potential Y2K Issues either within the Partnership, at PSI or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

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


                                       DATED:  August 12, 1999

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