Form 10-Q
period 1999-09-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 1999-11-10
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1999

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

                                      INDEX

                                                                          Page

PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 1999
     and December 31, 1998                                                   2

Condensed statements of income for the three and
     nine months ended September 30, 1999 and 1998                           3

Condensed statement of partners' equity for the
     nine months ended September 30, 1999                                    4

Condensed statements of cash flows for the
     nine months ended September 30, 1999 and 1998                           5

Notes to condensed financial statements                                    6-7

Management's discussion and analysis of
     financial condition and results of operations                        8-11

PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K.                                    12

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                              September 30,          December 31,
                                                                                 1999                    1998
                                                                            ----------------       -----------------
                                                                               (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $       108,000        $        433,000
Marketable securities of affiliate (cost of $6,091,000)                           9,621,000              10,337,000
Rent and other receivables                                                          134,000                 136,000

Real estate facilities, at cost:
     Buildings and equipment                                                     16,753,000              16,424,000
     Land                                                                         5,244,000               5,244,000
                                                                            ----------------       -----------------
                                                                                 21,997,000              21,668,000

     Less accumulated depreciation                                              (12,565,000)            (11,824,000)
                                                                            ----------------       -----------------
                                                                                  9,432,000               9,844,000

Other assets                                                                        116,000                 126,000
                                                                            ----------------       -----------------
Total assets                                                                $    19,411,000        $     20,876,000
                                                                            ================       =================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                            $       341,000        $        249,000
Deferred revenue                                                                    234,000                 235,000
Note payable to commercial bank                                                  15,210,000              19,650,000

Partners' equity:
     Limited partners' equity (deficit), $500 per unit, 40,000 units
         authorized, issued and outstanding                                          71,000              (2,599,000)
     General partners' equity (deficit)                                              25,000                (905,000)
     Other comprehensive income                                                   3,530,000               4,246,000
                                                                            ----------------       -----------------

     Total partners' equity                                                       3,626,000                 742,000
                                                                            ----------------       -----------------
Total liabilities and partners' equity                                      $    19,411,000        $     20,876,000
                                                                            ================       =================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Three Months Ended               Nine Months Ended
                                                               Septmeber 30,                   September 30,
                                                       -----------------------------   -----------------------------
                                                            1999            1998            1999           1998
                                                       -------------   -------------   -------------   -------------

  REVENUES:

  Rental income                                        $  2,403,000    $  2,255,000    $  6,937,000    $  6,559,000
  Dividends from marketable securities of affiliate          84,000          84,000         252,000         252,000
  Other income                                                1,000          11,000           5,000          82,000
                                                       -------------   -------------   -------------   -------------
                                                          2,488,000       2,350,000       7,194,000       6,893,000
                                                       -------------   -------------   -------------   -------------

  COSTS AND EXPENSES:

  Cost of operations                                        525,000         508,000       1,579,000       1,545,000
  Management fees paid to affiliate                         144,000         134,000         416,000         394,000
  Depreciation                                              248,000         231,000         741,000         691,000
  Administrative                                             15,000          15,000          61,000          56,000
  Interest expense                                          243,000         405,000         797,000       1,774,000
                                                       -------------   -------------   -------------   -------------
                                                          1,175,000       1,293,000       3,594,000       4,460,000
                                                       -------------   -------------   -------------   -------------
  NET INCOME                                           $  1,313,000    $  1,057,000    $  3,600,000    $  2,433,000
                                                       =============   =============   =============   =============

  Limited partners' share of net income ($89.00 per
    unit in 1999 and $60.15 per unit in 1998)                                          $  3,560,000    $  2,406,000

  General partners' share of net income                                                      40,000          27,000
                                                                                       -------------   -------------
                                                                                       $  3,600,000    $  2,433,000
                                                                                       =============   =============

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)

                                                                                         Other
                                                  Limited             General         Comprehensive      Total Partners'
                                                  Partners            Partners           Income              Equity
                                              -----------------  -----------------  -----------------  -----------------

Balance at December 31, 1998                  $     (2,599,000)  $       (905,000)  $      4,246,000   $        742,000

Change in unrealized gain of marketable
equity securities                                            -                  -           (716,000)          (716,000)

Net income                                           3,560,000             40,000                  -          3,600,000

Equity transfer                                       (890,000)           890,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at September 30, 1999                 $         71,000   $         25,000   $      3,530,000   $      3,626,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                 --------------------------------
                                                                                    1999                1998
                                                                                 -------------      -------------
Cash flows from operating activities:

     Net income                                                                  $  3,600,000       $  2,433,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation                                                                 741,000            691,000
         Decrease in rent and other receivables                                         2,000             16,000
         Amortization of prepaid loan fees                                                  -             69,000
         Decrease (increase) in other assets                                           10,000            (54,000)
         Increase in accounts payable                                                  92,000            220,000
         (Decrease) increase in deferred revenue                                       (1,000)             6,000
                                                                                 -------------      -------------
              Total adjustments                                                       844,000            948,000
                                                                                 -------------      -------------
              Net cash provided by operating activities                             4,444,000          3,381,000
                                                                                 -------------      -------------
Cash flows from investing activities:

     Additions to real estate facilities                                             (329,000)          (247,000)
                                                                                 -------------      -------------
              Net cash used in investing activities                                  (329,000)          (247,000)
                                                                                 -------------      -------------
Cash flows from financing activities:

     Principal payments on mortgage note payable                                            -        (25,405,000)
     Proceeds from note payable to general partner                                          -         22,000,000
     Principal payments on note payable to general partner                                  -        (22,000,000)
     Proceeds from note payable to commercial bank                                          -         21,000,000
     Principal payments on note payable to commercial bank                         (4,440,000)                 -
                                                                                 -------------      -------------
              Net cash used in financing activities                                (4,440,000)        (4,405,000)
                                                                                 -------------      -------------

Net decrease in cash and cash equivalents                                            (325,000)        (1,271,000)

Cash and cash equivalents at beginning of period                                      433,000          1,911,000
                                                                                 -------------      -------------
Cash and cash equivalents at end of period                                       $    108,000       $    640,000
                                                                                 =============      =============
Supplemental schedule of non-cash investing and financing activities:

     Decrease in fair market value of marketable securities                      $    716,000       $    978,000
                                                                                 =============      =============
     Other comprehensive income                                                  $   (716,000)      $   (978,000)
                                                                                 =============      =============

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at September 30, 1999 consist of 381,980 shares of common stock of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. The Partnership has designated its portfolio of marketable securities as available for sale. Accordingly, at September 30, 1999, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 30, 1999. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

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

6. During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate, ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (6.10% at September 30, 1999). The loan requires monthly payments of interest and mature September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's note payable to Public Storage, Inc.

         The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $4,000,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio (5.82% as of September 30, 1999). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of September 30, 1999, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $75,000.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998:

         The Partnership's net income for the nine months ended September 30, 1999 was $3,600,000 compared to $2,433,000 for the nine months ended September 30, 1998, representing an increase of $1,167,000 or 48%. The Partnership's net income for the three months ended September 30, 1999 was $1,313,000 compared to $1,057,000 for the three months ended September 30, 1998, representing an increase of $256,000 or 24%. These increases are primarily a result of increased operating results at the Partnership's real estate facilities and a decrease in interest expense resulting from the Partnership refinancing its outstanding debt.

         Rental income for the nine months ended September 30, 1999 was $6,937,000 compared to $6,559,000 for the nine months ended September 30, 1998, representing an increase of $378,000 or 6%. Rental income for the three months ended September 30, 1999 was $2,403,000 compared to $2,255,000 for the three months ended September 30, 1998, representing an increase of $148,000 or 7%. These increases are primarily attributable to higher rental rates at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 94% for each of the nine months ended September 30, 1999 and 1998. Average annualized realized rent for the nine months September 30, 1999 increased to $11.23 per occupied square foot from $10.57 per occupied square foot for the nine months ended September 30, 1999.

         Interest and other income decreased $77,000 for the nine months ended September 30, 1999 compared to the same period in 1998. This decrease is primarily a result of the pay off of the mortgage note payable with cash reserves, which resulted in lower cash balances and consequently less interest earned.

         Dividend income from marketable securities of affiliate remained stable for the six months ended September 30, 1999 compared to the same period in 1998.

         Cost of operations (including management fees paid to affiliate) for the nine months ended September 30, 1999 was $1,995,000 compared to $1,939,000 for the nine months ended September 30, 1999, representing an increase of $56,000 or 3%. Cost of operations (including management fees paid to affiliate) for the three months ended September 30, 1999 was $669,000 compared to $642,000 for the three months ended September 30, 1998, representing an increase of $27,000 or 4%. This increase is mainly attributable to increases in management fees, and advertising and promotion expenses.

         Interest expense decreased $977,000 to $797,000 in the nine months ended September 30, 1999 from $1,774,000 in the same period in 1998. This decrease is mainly attributable to a lower outstanding principal balance and reduced interest rates on the Partnership's debt resulting from a refinancing of the Partnership's debt. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness in the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($4,444,000 for the nine months ended September 30, 1999) have been sufficient to meet all current obligations of the Partnership.

         On July 1, 1998, the Partnership paid off the mortgage note payable with cash reserves and with the proceeds of a $22,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public Storage, Inc. required monthly payments of interest only at the fixed rate of 7.2% and was scheduled to mature June 30, 1999. The loan to PSI was paid off in September 1998 with the proceeds of a loan from a commercial bank.

         During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on the Partnership's interest coverage ratio (6.10% at September 30, 1999). The loan requires monthly payments of interest and mature September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's note to Public Storage, Inc.

         The Partnership has entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $4,000,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% based on the Partnership's interest coverage ratio (5.82% as of September

30, 1999). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of September 30, 1999, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $75,000.

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

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are Year 2000 compliant. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that PSI has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

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

     (a)   The following exhibits are included herein:

                   (27)  Financial Data Schedule

     (b)   Form 8-K

                  None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          DATED: November 9, 1999

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