Form 10-K405
period 1999-12-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2000-03-28
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ___________to__________

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

ITEM 1.  BUSINESS

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

         At December 31, 1999, the Partnership owned 17 properties in two states.

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

* MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE ANNUAL REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses was 94% in 1998 and 93% 1999. Annual realized rents per occupied square foot increased 6% from $10.66 in 1998 to $11.30 in 1999.

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

* PROFESSIONAL PROPERTY OPERATION. There are approximately 4,450 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and others owners of properties operated by PSI.

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

ITEM 2.  PROPERTIES

         The following table sets forth information as of December 31, 1999 about properties owned by the Partnership:

                                                  Net Rentable        Number of                             Completion
         Location             Size of Parcel          Area              Space         Date of Purchase         Date
-----------------------       --------------    ----------------      ---------       ----------------      -----------
CALIFORNIA
Azusa                           5.85 acres       105,000 sq. ft.          905           July 14, 1978        Nov. 1978

Concord                         2.87 acres        52,000 sq. ft.          523           June 20, 1978        Jan. 1979

Oakland                         1.97 acres        41,000 sq. ft.          368           Oct. 11, 1978        Apr. 1979

Pasadena                        1.82 acres        37,000 sq. ft.          339           July 19, 1978        Nov. 1978

Redlands                        3.44 acres        63,000 sq. ft.          580           Aug. 24, 1978        Feb. 1979

Richmond                        1.82 acres        35,000 sq. ft.          353           Aug. 23, 1978        Mar. 1979

Riverside                       2.47 acres        45,000 sq. ft.          389           Jan. 2, 1979         May 1979

Sacramento
   Howe Avenue                  2.36 acres        41,000 sq. ft.          376           Dec. 14, 1978        Aug. 1979
                                     .
Sacramento
   West Capitol                 3.38 acres        44,000 sq. ft.          442           Jan. 5, 1979         June 1979

San Carlos                      2.80 acres        51,000 sq. ft.          458           Jan. 30, 1979        Oct. 1979

Santa Clara                     4.45 acres        75,000 sq. ft.          698           Dec. 22, 1978      June 1979 and
                                                                                                             July 1981

Tustin                          4.40 acres        67,000 sq. ft.          560           July 3, 1978         Dec. 1978

FLORIDA
Miami Airport
   Expressway                   1.70 acres        29,000 sq. ft.          269           Aug. 24, 1978        Jan. 1979

Miami (1)
   Cutler Ridge                 4.00 acres        46,000 sq. ft.          482           Sept. 6, 1978        Apr. 1979

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

         The weighted average occupancy level for the mini-warehouse facilities was 94% and 93% for 1998 and 1999, respectively.

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

ITEM 3.  LEGAL PROCEEDINGS

         No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Partnership has no common stock.

         The Units are not listed on any national securities exchange or quoted on the NASDAQ System, and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly traded partnership" for tax purposes, and (c) because the General Partners (and their affiliates) have purchased Units. However, the General Partners do not have information regarding the prices at which all secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in certain limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1999, there were approximately 1,071 record holders of Units.

         Distributions to the general and limited partners of all cash available for distribution have been made quarterly. Cash available for distribution is generally funds from operations of the Partnership, without deduction for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the general partners) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties. In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to pay down its outstanding debt.

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  SELECTED FINANCIAL DATA

For the Year Ended December 31,              1999              1998             1997              1996              1995
-------------------------------         --------------    --------------    --------------   --------------    --------------
Revenues                                $    9,886,000    $    9,234,000    $    8,516,000   $    7,774,000    $    7,629,000

Depreciation and amortization                  991,000           926,000           881,000          814,000           742,000

Interest expense                             1,021,000         2,080,000         2,805,000        2,898,000         2,967,000

Gain on sale of real estate (2)                 -                 -                 -                -                125,000

Net income                                   5,105,000         3,507,000         2,281,000        1,698,000         1,724,000

Limited partners' share                      5,049,000         3,468,000         2,256,000        1,680,000         1,704,000

General partners' share                         56,000            39,000            25,000           18,000            20,000

Limited partners' per unit data (1)
     Net income                               $126.23            $86.70            $56.40           $42.00            $42.60

As of December 31,
------------------

Cash and cash equivalents               $      249,000    $      433,000    $    1,911,000   $    2,440,000    $      967,000

Total Assets                            $   18,643,000    $   20,876,000    $   23,818,000   $   22,742,000    $   18,367,000

Debt                                    $   14,050,000    $   19,650,000    $   25,405,000   $   26,338,000    $   27,178,000


(1) Per unit data is based on the weighted average number of the limited partnership units (40,000) outstanding during the period.

(2) In 1995, the Partnership sold a portion of its Pembroke, Florida property to the state of Florida under a condemnation proceeding for $137,000. The partnership recognized a gain of $125,000 on the sale. Proceeds from the sale were used to make an unscheduled principal payment on the Partnership's mortgage note payable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998:

         The Partnership's net income was $5,105,000 in 1999 compared to $3,507,000 in 1998, representing an increase of $1,598,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities combined with a decrease in interest expense.

         During 1999 property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $5,609,000 in 1999 compared to $5,241,000 in 1998, representing an increase of $368,000 or 7%. This increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities partially offset by an increase in cost of operations and depreciation expense.

         Rental income was $9,293,000 in 1999 compared to $8,811,000 in 1998, representing an increase of $482,000 or 5%. The increase was primarily attributable to an increase in rental rates at the Partnership's facilities. The weighted average occupancy levels at the mini-warehouse facilities were 93% and 94% in 1999 and 1998, respectively. The annual realized rent per occupied square foot was $11.30 in 1999 compared to $10.66 in 1998.

         Other income decreased $79,000 in 1999 compared to 1998. This decrease is primarily a result of payments which have reduced the principal balance on the note payable to a commercial bank with cash reserves, which resulted in lower cash balances and consequently less interest earned.

         Dividend income from marketable securities of affiliate increased $249,000 in 1999 compared to 1998. This increase is due to increased dividends on the marketable securities of affiliate in 1999 compared to 1998.

         Cost of operations (including management fees paid to an affiliate) increased $49,000 or 2% to $2,693,000 in 1999 from $2,644,000 in 1998. This increase was primarily attributable to increases in management fees and advertising expenses.

         Interest  expense  was  $1,021,000  and  $2,080,000  in 1999 and  1998,
respectively, representing a decrease of $1,059,000 or 51%. The decrease was primarily a result of a lower average outstanding loan balance in 1999 compared to 1998 and reduced interest rates on the Partnership's debt resulting from a refinancing of the partnership's debt. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

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

         Rental income was $8,811,000 in 1998 compared to $8,086,000 in 1997, representing an increase of $725,000 or 9%. The increase was primarily attributable  to an  increase  in  occupancy  level  and  rental  rates  at  the
Partnership's   facilities.   The  weighted  average  occupancy  levels  at  the
mini-warehouse facilities were 94% and 93% in 1998 and 1997, respectively. The annual realized rent per occupied square foot increased from $9.93 in 1997 to $10.66 in 1998.

         Other income decreased $42,000 in 1998 compared to 1997. This decrease is primarily a result of the pay off of the mortgage note payable with cash reserves in September 1998, which resulted in lower cash balances and consequently less interest earned.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($5,789,000 for the year ended December 31, 1999) have been sufficient to meet all current obligations of the Partnership. During 2000, the Partnership anticipates approximately $294,000 of capital improvements compared to $373,000 in 1999 and $393,000 in 1998.

         At December 31, 1999, the Partnership held 381,980 shares of common stock (marketable securities) with a fair value totaling $8,666,000 (cost basis of $6,091,000 at December 31, 1999) in Public Storage, Inc. (PSI). The Partnership recognized $585,000 in dividends during 1999.

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

         During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% (7.10% at December 31,
1999) depending on the Partnership's interest coverage ratio. The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's note to Public Storage, Inc.

         The Partnership also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $7,500,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% (5.82% as of December 31, 1999) based on the Partnership's interest coverage ratio. Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of December 31, 1999, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $35,000.

YEAR 2000 SYSTEM ISSUES
-----------------------

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date to the Year 2000 has occurred and no Year 2000 Issues have been identified, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest paid on the Partnership's debt. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership generally maintains its debt as fixed rate in nature by borrowing on a long-term basis or entering into interest swap transactions. As of December 31, 1999, the Partnership had $14,050,000 of outstanding debt maturing in September, 2002. Also, the Partnership has an interest rate swap in the notional amount of $11,500,000 as of December 31, 1999, the interest swap expires in stages through September 2000.

         As of December 31, 1999, the unrealized gain on the interest rate swap, which would be deferred if liquidated prior to maturity, was approximately $35,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

        Name                                   Positions with PSI
-------------------------      -------------------------------------------------
B. Wayne Hughes                Chairman of the Board and Chief Executive Officer
Harvey Lenkin                  President and Director
Marvin M. Lotz                 Senior Vice President and Director
B. Wayne Hughes, Jr.           Vice President and Director
John Reyes                     Senior Vice President and Chief Financial Officer
Carl B. Phelps                 Senior Vice President
Obren B. Gerich                Senior Vice President
David Goldberg                 Senior Vice President and General Counsel
A. Timothy Scott               Senior Vice President and Tax Counsel
David P. Singelyn              Vice President and Treasurer
Sarah Hass                     Vice President and Secretary
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
Thomas J. Barrack Jr.          Director
Uri P. Harkham                 Director
Daniel C. Staton               Director

         B. Wayne Hughes, age 66, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 63, has been employed by PSI for 22 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 57, became a director of PSI in May 1999. He has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 40, became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities. He is the son of
B. Wayne Hughes.

         John Reyes, age 39, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 61, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 61, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         David Goldberg, age 50, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 48, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 38, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 44, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 60, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University and a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 64, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company, topjobs.net plc and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 66, became a director of PSI in November 1991. [From January 1999 until June 1999, Mr. Baker was President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is a wholly-owned subsidiary of Magna International Inc.] Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly-owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

         Thomas J. Barrack, Jr., age 52, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 51, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 47, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1993, Mr Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) At March 10, 1999, the following persons beneficially owned more than 5% of the Units:


                                                                                       Beneficial
         Title of Class                Name and Address of Beneficial Owners           Ownership       Percent of Class
----------------------------      -------------------------------------------      -----------------   ----------------
Units of Limited Partnership      Public Storage, Inc.                             13,271 Units (1)          33.2%
Interest                          701 Western Avenue
                                  Glendale, California 91201

Units of Limited Partnership      B. Wayne Hughes,                                 12,314 Units (2)          30.8%
Interest                          Tamara Hughes Gustavson, PS Orangeco, Inc.
                                  701 Western Avenue
                                  Glendale, California 91201


(1) Includes (i) 12,965 Units owned by PSI as to which PSI has sole voting and dispositive power, and (ii) 306 Units which PSI has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

(2) Includes 5,892 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power, (ii) 306 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 306 units, and (iii) 6,116 Units owned by PS Orangeco, Inc., a corporation whose common stock (representing 5% of the equity) is owned by Hughes and members of his family and whose non-voting preferred stock (representing 95% if the equity) is owned by PSI, and as to which Units PS Orangeco, Inc. and Hughes share voting and dispositive power.

         (b) The Partnership has no officers and directors. The General Partners contributed $202,000 to the original capital of the Partnership and as a result participate in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 9 Units (0.02% of the Units). The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 12,027 Units, representing 30.1% of the Units (including the 5,892 Units owned by Hughes and the 6,116 Units owned by PS Orangeco, Inc. as to which Hughes shares voting and dispositive power set forth above).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. During 1999, the Partnership paid fees of $558,000 to PSI pursuant to the Management Agreement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  List of Documents filed as part of the Report.

              1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.

              2.  Financial   Statement   Schedules.   See  Index  to  Financial
                  Statements and Financial Statement Schedule.

              3.  Exhibits: See Exhibit Index contained below.

         (b)  Reports on Form 8-K:  No  reports  on Form 8-K were  filed  during
              1999.

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

10.2 Credit Agreement dated September 1, 1998 by and between Public Storage Properties IV, Ltd. and Wells Fargo Bank, National Association.
         Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

10.3 Interest Swap Agreement dated September 18, 1998 by and between Public Storage Properties IV, Ltd. and Wells Fargo Bank, National Association. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

27       Financial Data Schedule.  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PUBLIC STORAGE PROPERTIES IV, LTD.,
                                A California Limited Partnership
Dated:  March 28, 2000          By:  Public Storage, Inc., General Partner

                                     By:  /s/ B. Wayne Hughes
                                          -------------------
                                          B. Wayne Hughes, Chairman of the Board

                                By:  /s/ B. Wayne Hughes
                                     -------------------
                                     B. Wayne Hughes, General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

        Signature                                 Capacity                           Date
---------------------------  ------------------------------------------------   --------------
/s/ B. Wayne Hughes          Chairman of the Board and Chief Executive          March 28, 2000
---------------------------  Officer of Public Storage, Inc. and General
B. Wayne Hughes              Partner (principal executive offer)

/s/ Harvey Lenkin            President and Director of                          March 28, 2000
---------------------------  Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz           Senior Vice President and Director                 March 28, 2000
---------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.     Vice President and Director of                     March 28, 2000
---------------------------  Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes               Senior Vice President and Chief Financial Officer  March 28, 2000
---------------------------  of Public Storage, Inc. (principal financial
John Reyes                   officer and principal accounting officer)

/s/ Robert J. Abernethy      Director of Public Storage, Inc.                   March 28, 2000
---------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff         Director of Public Storage, Inc.                   March 28, 2000
---------------------------
Dann V. Angeloff

                             Director of Public Storage, Inc.                   March 28, 2000
---------------------------
William C. Baker

                             Director of Public Storage, Inc.                   March 28, 2000
---------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham           Director of Public Storage, Inc.                   March 28, 2000
---------------------------
Uri P. Harkham

/s/ Daniel C. Staton         Director of Public Storage, Inc.                   March 28, 2000
---------------------------
Daniel C. Staton

                                       17

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))


                                                                         Page
                                                                   References
                                                                   ----------

Report of Independent Auditors                                            F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 1999 and 1998                           F-2

For the years ended December 31, 1999, 1998 and 1997:

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

                         Report of Independent Auditors




The Partners
Public Storage Properties IV, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties IV, Ltd. as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties IV, Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP




February 14, 2000
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                                 BALANCE SHEETS
                           December 31, 1999 and 1998

                                                                                  1999                    1998
                                                                            -----------------       -----------------
                                     ASSETS

Cash and cash equivalents                                                   $        249,000        $        433,000
Marketable securities of affiliate (cost of $6,091,000)                            8,666,000              10,337,000
Rent and other receivables                                                           389,000                 136,000

Real estate facilities:
     Building and equipment                                                       16,797,000              16,424,000
     Land                                                                          5,244,000               5,244,000
                                                                            -----------------       -----------------
                                                                                  22,041,000              21,668,000

     Less accumulated depreciation                                               (12,815,000)            (11,824,000)
                                                                            -----------------       -----------------
                                                                                   9,226,000               9,844,000

Other assets                                                                         113,000                 126,000
                                                                            -----------------       -----------------
Total assets                                                                $     18,643,000        $     20,876,000
                                                                            =================       =================

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                            $        177,000        $        249,000
Deferred revenue                                                                     240,000                 235,000
Note payable to commercial bank                                                   14,050,000              19,650,000

Partners' equity (deficit):
     Limited partners' equity (deficit), $500 per unit, 40,000 units
         authorized, issued and outstanding                                        1,188,000              (2,599,000)
     General partners' equity (deficit)                                              413,000                (905,000)
     Other comprehensive income                                                    2,575,000               4,246,000
                                                                            -----------------       -----------------
     Total partners' equity                                                        4,176,000                 742,000
                                                                            -----------------       -----------------
Total liabilities and partners' equity                                      $     18,643,000        $     20,876,000
                                                                            =================       =================

                            See accompanying notes.
                                       F-2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998 and 1997

                                                            1999                   1998                   1997
                                                      ------------------     ------------------     ------------------
REVENUES:

Rental income                                         $       9,293,000      $       8,811,000      $       8,086,000
Dividends from marketable securities
     of affiliate                                               585,000                336,000                301,000
Other income                                                      8,000                 87,000                129,000
                                                      ------------------     ------------------     ------------------
                                                              9,886,000              9,234,000              8,516,000
                                                      ------------------     ------------------     ------------------
COSTS AND EXPENSES:

Cost of operations                                            2,135,000              2,115,000              1,989,000
Management fees paid to affiliate                               558,000                529,000                485,000
Depreciation                                                    991,000                926,000                881,000
Administrative                                                   76,000                 77,000                 75,000
Interest expense                                              1,021,000              2,080,000              2,805,000
                                                      ------------------     ------------------     ------------------
                                                              4,781,000              5,727,000              6,235,000
                                                      ------------------     ------------------     ------------------

NET INCOME                                            $       5,105,000      $       3,507,000      $       2,281,000
                                                      ==================     ==================     ==================

Limited partners' share of net income ($126.23
     per unit in 1999, $86.70 per unit in 1998
     and $56.40 per unit in 1997)                     $       5,049,000      $       3,468,000      $       2,256,000

General partners' share of net income                            56,000                 39,000                 25,000
                                                      ------------------     ------------------     ------------------
                                                      $       5,105,000      $       3,507,000      $       2,281,000
                                                      ==================     ==================     ==================

                             See accompanying notes.
                                      F-3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              For the years ended December 31, 1999, 1998 and 1997

                                                                                        Other
                                                                                     Comprehensive    Total Partners'
                                            Limited Partners    General Partners        Income        Equity (Deficit)
                                            ----------------    ----------------   ----------------   ----------------

Balance at December 31, 1996                     (6,892,000)         (2,400,000)         5,420,000         (3,872,000)

Change in unrealized gain on marketable
     securities                                           -                   -           (291,000)          (291,000)

Net income                                        2,256,000              25,000                  -          2,281,000

Equity transfer                                    (564,000)            564,000                  -                  -
                                            ----------------    ----------------   ----------------   ----------------
Balance at December 31, 1997                     (5,200,000)         (1,811,000)         5,129,000         (1,882,000)

Change in gain on marketable securities                   -                   -           (883,000)          (883,000)

Net income                                        3,468,000              39,000                  -          3,507,000

Equity transfer                                    (867,000)            867,000                  -                  -
                                            ----------------    ----------------   ----------------   ----------------
Balance at December 31, 1998                $    (2,599,000)    $      (905,000)   $     4,246,000    $       742,000

Change in unrealized gain on marketable
     securities                                                                         (1,671,000)        (1,671,000)

Net income                                        5,049,000              56,000                  -          5,105,000

Equity transfer                                  (1,262,000)          1,262,000                  -                  -
                                            ----------------    ----------------   ----------------   ----------------
Balance at December 31, 1999                $     1,188,000     $       413,000    $     2,575,000    $     4,176,000
                                            ================    ================   ================   ================

                            See accompanying notes.
                                      F-4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998 and 1997


                                                                        1999               1998                1997
                                                                   ----------------   ----------------   ----------------
Cash flows from operating activities:

     Net income                                                    $     5,105,000    $     3,507,000    $     2,281,000

     Adjustments  to  reconcile   net  income  to  cash  provided  by  operating
         activities:

     Depreciation                                                          991,000            926,000            881,000
     (Increase) decrease in rent and other receivables                    (253,000)            30,000            (16,000)
     Amortization of prepaid loan fees                                      13,000             69,000             92,000
     Decrease (increase) in other assets                                         -            (51,000)            37,000
     (Decrease) increase in accounts payable                               (72,000)           184,000             13,000
     Increase in deferred revenue                                            5,000              5,000              6,000
                                                                   ----------------   ----------------   ----------------
         Total adjustments                                                 684,000          1,163,000          1,013,000
                                                                   ----------------   ----------------   ----------------
         Net cash provided by operating activities                       5,789,000          4,670,000          3,294,000
                                                                   ----------------   ----------------   ----------------

Cash flows from investing activities:

     Purchase of marketable securities of affiliate                              -                  -         (2,300,000)
     Additions to real estate facilities                                  (373,000)          (393,000)          (590,000)
                                                                   ----------------   ----------------   ----------------
         Net cash used in investing activities                            (373,000)          (393,000)        (2,890,000)
                                                                   ----------------   ----------------   ----------------

Cash flows from financing activities:

     Proceeds from note payable to general partner                               -         22,000,000                  -
     Principal payments on note payable to general partner                       -        (22,000,000)                 -
     Proceeds from note payable to commercial bank                               -         21,000,000                  -
     Principal payments on note payable to commercial bank              (5,600,000)        (1,350,000)                 -
     Principal payments on mortgage note payable                                 -        (25,405,000)          (933,000)
                                                                   ----------------   ----------------   ----------------
         Net cash used in financing activities                          (5,600,000)        (5,755,000)          (933,000)
                                                                   ----------------   ----------------   ----------------

Net decrease in cash and cash equivalents                                 (184,000)        (1,478,000)          (529,000)

Cash and cash equivalents at the beginning of the year                     433,000          1,911,000          2,440,000
                                                                   ----------------   ----------------   ----------------

Cash and cash equivalents at the end of the year                   $       249,000    $       433,000    $     1,911,000
                                                                   ================   ================   ================

                            See accompanying notes.
                                      F-5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998 and 1997
                                   (Continued)

                                                                    1999                1998               1997
                                                               ----------------   ----------------   ----------------
Supplemental schedule of non-cash investing and financing activities:

     Decrease in fair value of marketable securities of
       affiliate                                               $     1,671,000    $       883,000     $       291,000
                                                               ================   ================   ================

     Other comprehensive income                                $    (1,671,000)   $      (883,000)    $      (291,000)
                                                               ================   ================   ================

                            See accompanying notes.
                                      F-6

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999


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

         Revenue Recognition:
         --------------------

                  Property rents are recognized as earned.

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

         Marketable Securities:
         ----------------------

                  Marketable securities at December 31, 1999 and 1998 consist of 381,980 shares of common stock of PSI. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 1999 and 1998, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 1999 and 1998, and has recorded a corresponding unrealized loss totaling $1,671,000, $883,000, and $291,000 for the years ended December 31, 1999, 1998 and 1997, respectively, as a decrease to Partnership equity. The Partnership recognized dividends of $585,000, $336,000 and $301,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)

         Comprehensive Income:
         ---------------------

                  As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for- sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The primary impact of this statement for the Company is to recharacterize unrealized gains or losses in shareholders' equity as "other comprehensive income." Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

         Other Assets:
         -------------

                  Included in other assets are deferred financing costs of $68,000 at December 31, 1997. Such balance has been amortized as interest expense using the straight-line method over the life of the related mortgage note payable. As of December 31, 1998 the remaining balance related to these deferred financing charges has been fully amortized.

                  In 1998, the partnership incurred financing costs of $54,000 in connection with the note payable from a commercial bank. These costs are being amortized over the life of the loan. As of December 31, 1999 other assets includes $37,000 relating to these financing costs.

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

         Segment Reporting:
         ------------------

                  Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Partnership disclosures.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)

         Derivatives:
         ------------

                   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Partnership.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions have been suspended since the third quarter of 1991 in order to build cash reserves for future debt service payments.

4.       PARTNERS' EQUITY (DEFICIT)

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

5.       RELATED PARTY TRANSACTIONS

                  The Partnership has a Management Agreement with PSI. Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

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

                  Unaudited taxable net income was $5,408,000, $3,777,000 and $2,550,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7.       NOTES PAYABLE

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

                  On July 1, 1998, the Partnership paid off the mortgage note payable with cash reserves and with the proceeds of a $22,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public Storage, Inc. provided for interest at the fixed rate of 7.2% and matured June 30, 1999. The loan called for monthly payments of interest only. Principal was payable at any time without penalty.

                  During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% (7.10% at December 31, 1999) depending on the Partnership's interest coverage ratio. The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's note to Public Storage, Inc.

                  Carrying value of the outstanding debt approximates its fair value.

                  The  Partnership  has  entered  into  an  interest  rate  swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $7,500,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% (5.82% as of December 31, 1999) based on the Partnership's interest coverage ratio. Market gains and losses on the value of the swap are deferred and included in income over the life of the swap or related debt. The Partnership records the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of December 31, 1999, the unrealized gain on the interest rate swap, which would be deferred if liquidated prior to its maturity, was approximately $35,000.

                  Interest paid during 1999, 1998 and 1997 was $938,000, $1,911,000 and $2,713,000, respectively.

8.       YEAR 2000 SYSTEM ISSUES

                  The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date to the Year 2000 has occurred and no Year 2000 Issues have been identified, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 1999


                                                          Initial Cost
                                                   ---------------------------
                                                                    Building,          Costs
                                                                    Land Imp      Subsequent to
                                                                        &          construction
         Description             Encumbrances         Land          Equipment     (Improvements)
-----------------------------    ------------      ----------      -----------    --------------
    CALIFORNIA
Concord                               -              $349,000         $805,000       $220,000
Tustin                                -               517,000          844,000        269,000
Pasadena                              -               379,000          496,000        128,000
Azusa                                 -               501,000        1,093,000        238,000
Redlands                              -               227,000          771,000        169,000
Riverside                             -                51,000          595,000        220,000
Oakland                               -               177,000          650,000        222,000
Richmond                              -               225,000          639,000        291,000
Santa Clara                           -               633,000        1,156,000        197,000
San Carlos                            -               396,000          902,000        154,000
Sacramento/Howe                       -               194,000          666,000        264,000
Sacramento/West Capitol               -               100,000          719,000        288,000

    FLORIDA
Miami/Airport Expressway              -               186,000          442,000        225,000
Miami/Cutler Ridge                    -               525,000          901,000        193,000
Pembroke Park                         -               255,000          607,000        375,000
Ft. Lauderdale/I-95 &
   23rd Ave.                          -               243,000          611,000        338,000
Ft. Lauderdale/I-95 & Sunrise         -               286,000          690,000        419,000
                                 ------------      ----------      -----------    --------------
                                      -            $5,244,000      $12,587,000     $4,210,000
                                 ============      ==========      ===========    ==============

                                           Gross Carrying Amount
                                            at December 31, 1999
                                 -----------------------------------------

                                                Building,
                                                Land Imp &                     Accumulated        Date
         Description                Land         Equipment        Total        Depreciation    Completed
-----------------------------    ----------     -----------    -----------     ------------    ---------
    CALIFORNIA
Concord                            $349,000      $1,025,000     $1,374,000        $754,000       01/79
Tustin                              517,000       1,113,000      1,630,000         854,000       12/78
Pasadena                            379,000         624,000      1,003,000         480,000       11/79
Azusa                               501,000       1,331,000      1,832,000       1,042,000       11/78
Redlands                            227,000         940,000      1,167,000         707,000       02/79
Riverside                            51,000         815,000        866,000         628,000       05/79
Oakland                             177,000         872,000      1,049,000         652,000       04/79
Richmond                            225,000         930,000      1,155,000         668,000       03/79
Santa Clara                         633,000       1,353,000      1,986,000       1,027,000      6 & 7/79
San Carlos                          396,000       1,056,000      1,452,000         810,000       10/79
Sacramento/Howe                     194,000         930,000      1,124,000         679,000       08/79
Sacramento/West Capitol             100,000       1,007,000      1,107,000         783,000       06/79

    FLORIDA
Miami/Airport Expressway            186,000         667,000        853,000         527,000       01/79
Miami/Cutler Ridge                  525,000       1,094,000      1,619,000         830,000       04/79
Pembroke Park                       255,000         982,000      1,237,000         768,000       07/79
Ft. Lauderdale/I-95 &
   23rd Ave.                        243,000         949,000      1,192,000         737,000       07/79
Ft. Lauderdale/I-95 & Sunrise       286,000       1,109,000      1,395,000         869,000       10/79
                                 ----------     -----------    -----------     ------------
                                 $5,244,000     $16,797,000    $22,041,000     $12,815,000
                                 ==========     ===========    ===========     ============

                                      F-11

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation

                          Year Ended December 31, 1999


                                                             1999                     1998                    1997
                                                      ---------------          ---------------         ---------------
Investment in Real Estate
   Balance at the beginning of the year               $    21,668,000          $    21,275,000         $    20,685,000

   Additions through cash expenditures                        373,000                  393,000                 590,000
                                                      ---------------          ---------------         ---------------
Balance at the end of the year                        $    22,041,000          $    21,668,000         $    21,275,000
                                                      ===============          ===============         ===============

Accumulated Depreciation
   Balance at the beginning of the year               $    11,824,000          $    10,898,000         $    10,017,000

   Additions charged to costs and expenses                    991,000                  926,000                 881,000
                                                      ---------------          ---------------         ---------------
                                                      $    12,815,000          $    11,824,000         $    10,898,000
                                                      ===============          ===============         ===============

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $5,702,000 (unaudited).