Form 10-Q
period 2000-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2000-05-12
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8908
                       ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


             California                                               95-3192402
----------------------------------------                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

           701 Western Avenue
          Glendale, California                                             91201
----------------------------------------                                   -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (818) 244-8080
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

                                   Yes   No X
                                      ---  ---

                                      INDEX




                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 2000
     and December 31, 1999                                                     2

Condensed statements of income for the three
     months ended March 31, 2000 and 1999                                      3

Condensed statement of partners' equity for the
     three months ended March 31, 2000                                         4

Condensed statements of cash flows for the
     three months ended March 31, 2000 and 1999                                5

Notes to condensed financial statements                                      6-7

Management's discussion and analysis of
     financial condition and results of operations                           8-9

PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K.                                      10

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                March 31,             December 31,
                                                                                 2000                    1999
                                                                            ----------------       ----------------
                                                                              (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $       216,000        $       249,000
Marketable securities of affiliate (cost of $6,340,000 at
   March 31, 2000 and $6,091,000 at December 31, 1999)                            8,265,000              8,666,000
Rent and other receivables                                                          149,000                389,000

Real estate facilities, at cost:
     Buildings and equipment                                                     16,832,000             16,797,000
     Land                                                                         5,244,000              5,244,000
                                                                            ----------------       ----------------
                                                                                 22,076,000             22,041,000

     Less accumulated depreciation                                              (13,056,000)           (12,815,000)
                                                                            ----------------       ----------------
                                                                                  9,020,000              9,226,000

Other assets                                                                        112,000                113,000
                                                                            ----------------       ----------------
Total assets                                                                $    17,762,000        $    18,643,000
                                                                            ================       ================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                            $       190,000        $       177,000
Deferred revenue                                                                    287,000                240,000
Note payable to commercial bank                                                  12,475,000             14,050,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         2,140,000              1,188,000
     General partners' equity                                                       745,000                413,000
     Other comprehensive income                                                   1,925,000              2,575,000
                                                                            ----------------       ----------------
     Total partners' equity                                                       4,810,000              4,176,000
                                                                            ----------------       ----------------
Total liabilities and partners' equity                                      $    17,762,000        $    18,643,000
                                                                            ================       ================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                         -----------------------------------
                                                                               2000               1999
                                                                         ----------------   ----------------

  REVENUES:

  Rental income                                                          $     2,336,000    $     2,239,000
  Dividends from marketable securities of affiliate                               91,000             84,000
  Other income                                                                     1,000              3,000
                                                                         ----------------   ----------------
                                                                               2,428,000          2,326,000
                                                                         ----------------   ----------------

  COSTS AND EXPENSES:

  Cost of operations                                                             529,000            537,000
  Management fees paid to affiliate                                              140,000            134,000
  Depreciation                                                                   241,000            246,000
  Administrative                                                                  30,000             27,000
  Interest expense                                                               204,000            284,000
                                                                         ----------------   ----------------
                                                                               1,144,000          1,228,000
                                                                         ----------------   ----------------
  NET INCOME                                                             $     1,284,000    $     1,098,000
                                                                         ================   ================


  Limited partners' share of net income ($31.73 per unit
    in 2000 and $27.15 per unit in 1999)                                 $     1,269,000    $     1,086,000

  General partners' share of net income                                           15,000             12,000
                                                                         ----------------   ----------------
                                                                         $     1,284,000    $     1,098,000
                                                                         ================   ================

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners            Partners           Income              Equity
                                              -----------------  -----------------  -----------------  -----------------

Balance at December 31, 1999                  $      1,188,000   $        413,000   $      2,575,000   $      4,176,000

Change in unrealized gain of marketable
  equity securities                                          -                  -           (650,000)          (650,000)

Net income                                           1,269,000             15,000                  -          1,284,000

Equity transfer                                       (315,000)           315,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at March 31, 2000                     $      2,142,000   $        743,000   $      1,925,000   $      4,810,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 --------------------------------
                                                                                      2000                1999
                                                                                 -------------      -------------
Cash flows from operating activities:

     Net income                                                                  $  1,284,000       $  1,098,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 241,000            246,000
         (Increase) decrease in rent and other receivables                             (9,000)            17,000
         Amortization of prepaid loan fees                                              1,000                  -
         Increase (decrease) in accounts payable                                       13,000            (56,000)
         Increase in deferred revenue                                                  47,000             34,000
                                                                                 -------------      -------------
              Total adjustments                                                       293,000            241,000
                                                                                 -------------      -------------
              Net cash provided by operating activities                             1,577,000          1,339,000
                                                                                 -------------      -------------
Cash flows from investing activities:

     Additions to real estate facilities                                              (35,000)           (55,000)
                                                                                 -------------      -------------
              Net cash used in investing activities                                   (35,000)           (55,000)
                                                                                 -------------      -------------
Cash flows from financing activities:

     Principal payments on note payable to commercial bank                         (1,575,000)        (1,500,000)
                                                                                 -------------      -------------
              Net cash used in financing activities                                (1,575,000)        (1,500,000)
                                                                                 -------------      -------------
Net decrease in cash and cash equivalents                                             (33,000)          (216,000)

Cash and cash equivalents at beginning of period                                      249,000            433,000
                                                                                 -------------      -------------
Cash and cash equivalents at end of period                                       $    216,000       $    217,000
                                                                                 =============      =============
Supplemental schedule of non-cash activities:
Receipt of stock dividend:
     Marketable securities                                                       $    249,000       $          -
                                                                                 =============      =============
     Rent and other receivables                                                  $   (249,000)      $          -
                                                                                 =============      =============
Decrease in fair market value of marketable securities:
     Marketable securities                                                       $   (650,000)      $   (788,000)
                                                                                 =============      =============
     Other comprehensive income                                                  $   (650,000)      $   (788,000)
                                                                                 =============      =============

                            See accompanying notes.
                                        5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1999.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2000, the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 2000 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at March 31, 2000, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 2000.
         Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. During September 1998, we borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate, ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on our interest coverage ratio (6.73% at March 31, 2000). The loan requires monthly payments of interest and mature September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $4,000,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% based on our interest coverage ratio (5.82% as of March 31, 2000). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 2000, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $35,000.

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

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999:

         Our net income for the three months ended March 31, 2000 was $1,284,000 compared to $1,098,000 for the three months ended March 31, 1999, representing an increase of $186,000 or 17%. These increases are primarily a result of increased operating results at our real estate facilities and a decrease in interest expense resulting from our lower outstanding debt.

         Rental income for the three months ended March 31, 2000 was $2,336,000 compared to $2,239,000 for the three months ended March 31, 1999, representing an increase of $97,000 or 4%. These increases are primarily attributable to higher rental rates and higher occupancy levels at our mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 94% and 93% for each of the three months ended March 31, 2000 and 1999 respectively. Annual realized rent for the three months ended March 31, 2000 increased to $11.33 per occupied square foot from $10.97 per occupied square foot for the three months ended March 31, 2000.

         Dividend income from marketable securities of affiliate increased $7,000 for the three months ended March 31, 2000 compared to the same period in 1999. The increase is equal to the dividends received on the Public Storage Equity Stock, Series A which we received as a stock dividend in January 2000.

         Cost of operations (including management fees paid to affiliate) for the three months ended March 31, 2000 was $669,000 compared to $671,000 for the three months ended March 31, 1999, representing a decrease of $2,000.

         Interest expense decreased $80,000 to $204,000 in the three months ended March 31, 2000 from $284,000 in the same period in 1999. This decrease is mainly attributable to a lower outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($1,577,000 for the three months ended March 31, 2000) have been sufficient to meet all current obligations of the Partnership.

         During September 1998, we borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on our interest coverage ratio (6.73% at March 31, 2000). The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $4,000,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% based on our interest coverage ratio (5.82% as of March 31, 2000). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of March 31, 2000, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $35,000.

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





                                             DATED: May 12, 2000

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