Form 10-Q
period 2000-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2000-08-11
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2000

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

                                    Yes X No
                                       --- ---

                                      INDEX




                                                                        Page
                                                                        ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 2000
     and December 31, 1999                                                 2

Condensed statements of income for the three and
     six months ended June 30, 2000 and 1999                               3

Condensed statement of partners' equity for the
     six months ended June 30, 2000                                        4

Condensed statements of cash flows for the
     six months ended June 30, 2000 and 1999                               5

Notes to condensed financial statements                                  6-7

Management's discussion and analysis of
     financial condition and results of operations                       8-9

PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K.                                  10

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               June 30,              December 31,
                                                                                 2000                    1999
                                                                            ----------------       ----------------
                                                                              (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $       290,000        $        249,000
Marketable securities of affiliate (cost of $6,340,000 at
   June 30, 2000 and $6,091,000 at December 31, 1999)                             9,210,000               8,666,000
Rent and other receivables                                                          145,000                 389,000

Real estate facilities, at cost:
     Buildings and equipment                                                     16,909,000              16,797,000
     Land                                                                         5,021,000               5,244,000
                                                                            ----------------       ----------------
                                                                                 21,930,000              22,041,000

     Less accumulated depreciation                                              (13,298,000)            (12,815,000)
                                                                            ----------------       ----------------
                                                                                  8,632,000               9,226,000

Other assets                                                                        108,000                 113,000
                                                                            ----------------       ----------------

Total assets                                                                $    18,385,000        $     18,643,000
                                                                            ================       ================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                            $       284,000        $        177,000
Deferred revenue                                                                    285,000                 240,000
Note payable to commercial bank                                                  10,725,000              14,050,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         3,131,000               1,188,000
     General partners' equity                                                     1,090,000                 413,000
     Other comprehensive income                                                   2,870,000               2,575,000
                                                                            ----------------       ----------------

     Total partners' equity                                                       7,091,000               4,176,000
                                                                            ----------------       ----------------

Total liabilities and partners' equity                                      $    18,385,000        $     18,643,000
                                                                            ================       ================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                        ------------------------------    ------------------------------
                                                            2000              1999             2000             1999
                                                        -------------    -------------    -------------    -------------

  REVENUES:

  Rental income                                         $  2,356,000     $  2,295,000     $  4,692,000     $  4,534,000
  Dividends from marketable securities of affiliate           91,000           84,000          182,000          168,000
  Gain on sale of land                                        61,000                -           61,000                -
  Other income                                                 1,000            1,000            2,000            4,000
                                                        -------------    -------------    -------------    -------------

                                                           2,509,000        2,380,000        4,937,000        4,706,000
                                                        -------------    -------------    -------------    -------------
  COSTS AND EXPENSES:

  Cost of operations                                         573,000          517,000        1,102,000        1,054,000
  Management fees paid to affiliate                          141,000          138,000          281,000          272,000
  Depreciation                                               242,000          247,000          483,000          493,000
  Administrative                                              33,000           19,000           63,000           46,000
  Interest expense                                           184,000          270,000          388,000          554,000
                                                        -------------    -------------    -------------    -------------

                                                           1,173,000        1,191,000        2,317,000        2,419,000
                                                        -------------    -------------    -------------    -------------

  NET INCOME                                            $  1,336,000     $  1,189,000     $  2,620,000     $  2,287,000
                                                        =============    =============    =============    =============


  Limited partners' share of net income ($64.77 per
     unit in 2000 and $56.55 per unit in 1999)                                            $  2,591,000     $  2,262,000

  General partners' share of net income                                                         29,000           25,000
                                                                                          -------------    -------------
                                                                                          $  2,620,000     $  2,287,000
                                                                                          =============    =============

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                  (UNAUDITED)


                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners            Partners           Income              Equity
                                              -----------------  -----------------  -----------------  -----------------
Balance at December 31, 1999                  $      1,188,000   $        413,000   $      2,575,000   $      4,176,000

Change in unrealized gain of marketable
  equity securities                                          -                  -            295,000            295,000

Net income                                           2,591,000             29,000                  -          2,620,000

Equity transfer                                       (648,000)           648,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------

Balance at June 30, 2000                      $      3,131,000   $      1,090,000   $      2,870,000   $      7,091,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                 --------------------------------
                                                                                    2000                1999
                                                                                 -------------      -------------
Cash flows from operating activities:
     Net income                                                                  $  2,620,000       $  2,287,000

     Adjustments  to  reconcile  net income to net cash
       provided  by  operating activities:
         Depreciation                                                                 483,000            493,000
         Gain on sale of land                                                         (61,000)                 -
         (Increase) decrease in rent and other receivables                             (5,000)             3,000
         Amortization of prepaid loan fees                                              1,000                  -
         Decrease in other assets                                                       4,000              4,000
         Increase in accounts payable                                                 107,000             21,000
         Increase in deferred revenue                                                  45,000             39,000
                                                                                 -------------      -------------

              Total adjustments                                                       574,000            560,000
                                                                                 -------------      -------------

              Net cash provided by operating activities                             3,194,000          2,847,000
                                                                                 -------------      -------------

Cash flows from investing activities:
     Proceeds from sale of land                                                       305,000                  -
     Additions to real estate facilities                                             (133,000)          (144,000)
                                                                                 -------------      -------------

              Net cash provided by (used in) investing activities                     172,000           (144,000)
                                                                                 -------------      -------------

Cash flows from financing activities:
     Principal payments on note payable to commercial bank                         (3,325,000)        (2,910,000)
                                                                                 -------------      -------------

              Net cash used in financing activities                                (3,325,000)        (2,910,000)
                                                                                 -------------      -------------

Net increase (decrease) in cash and cash equivalents                                   41,000           (207,000)

Cash and cash equivalents at beginning of period                                      249,000            433,000
                                                                                 -------------      -------------

Cash and cash equivalents at end of period                                       $    290,000       $    226,000
                                                                                 =============      =============

Supplemental schedule of non-cash activities:
Receipt of stock dividend:
     Marketable securities                                                       $    249,000       $          -
                                                                                 =============      =============
     Rent and other receivables                                                  $   (249,000)      $          -
                                                                                 =============      =============

Increase in fair market value of marketable securities:
     Marketable securities                                                       $    295,000       $    358,000
                                                                                 =============      =============
     Other comprehensive income                                                  $    295,000       $    358,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2000, the results of its operations for the six months ended June 30, 2000 and 1999 and its cash flows for the six months then ended.

3. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at June 30, 2000 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at June 30, 2000, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 2000.
         Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. During September 1998, we borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate, ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on our interest coverage ratio (7.35% at June 30, 2000). The loan requires monthly payments of interest and mature September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $7,500,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% based on our interest coverage ratio (5.82% as of June 30, 2000). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 2000, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $35,000.

6. We sold during May 2000 excess land adjacent to one of our operating properties for $305,000. This resulted in a gain of $61,000 being realized in the second quarter of 2000.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999:

         Our net income for the six months ended June 30, 2000 was $2,620,000 compared to $2,287,000 for the six months ended June 30, 1999, representing an increase of $333,000 or 15%. Our net income for the three months ended June 30, 2000 was $1,336,000 compared to $1,189,000 for the three months ended June 30, 1999, representing an increase of $147,000 or 12%. These increases are primarily a result of increased operating results at our real estate facilities and a decrease in interest expense resulting from our lower outstanding debt.

         Rental income for the six months ended June 30, 2000 was $4,692,000 compared to $4,534,000 for the six months ended June 30, 1999, representing an increase of $158,000 or 3%. Rental income for the three months ended June 30, 2000 was $2,356,000 compared to $2,295,000 for the three months ended June 30, 1999, representing an increase of $61,000 or 3%. These increases are primarily attributable to higher rental rates at our mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 93% for each of the six months ended June 30, 2000 and 1999 respectively. Annual realized rent for the six months ended June 30, 2000 increased to $11.51 per occupied square foot from $11.05 per occupied square foot for the six months ended June 30, 1999.

         Interest and other income decreased $2,000 for the six months ended June 30, 2000 compared to the same period in 1999. The decrease is primarily a result of the increase in the pay down of the Partnership note payable which resulted in lower cash balances and consequently less interest earned.

         Dividend income from marketable securities of affiliate increased $14,000 for the six months ended June 30, 2000 compared to the same period in 1999. The increase is equal to the dividends received on the Public Storage Equity Stock, Series A which we received as a stock dividend in January 2000.

         Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 2000 was $1,383,000 compared to $1,326,000 for the six months ended June 30, 1999, representing an increase of $57,000 or 4%. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 2000 was $714,000 compared to $655,000 for the three months ended June 30, 1999, representing an increase of $59,000 or 9%. This increase is mainly attributable to increases in advertising and promotion expenses, tenant and legal settlements, and repairs and maintenance expense.

         Interest expense was $388,000 in the six months ended June 30, 2000 compared to $554,000 in the same period in 1999, a $166,000 or 30% decrease. This decrease is mainly attributable to a lower outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($3,194,000 for the six months ended June 30, 2000) have been sufficient to meet all current obligations of the Partnership.

         During September 1998, we borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on our interest coverage ratio (7.35% at June 30, 2000). The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         We have entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covers $11,500,000 of debt through March 2000 and $7,500,000 from March 2000 through September 2000, effectively changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% based on our interest coverage ratio (5.82% as of June 30, 2000). Market gains and losses on the value of the swap are deferred and included in income over the life of the contract. We record the differences paid or received on the interest rate swap in interest expense as payments are made or received. As of June 30, 2000, the unrealized gain on the interest rate swap, if required to be liquidated, was approximately $35,000.

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







                                           DATED: August 11, 2000

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