Form 10-Q
period 2000-09-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2000-11-14
CIK 225775

                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                     FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2000

                                                        or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission File Number 0-8908

                                        PUBLIC STORAGE PROPERTIES IV, LTD.
                              (Exact name of registrant as specified in its charter)

               California                                                                                95-3192402
(State or other jurisdiction of                                                                    (I.R.S. Employer
incorporation or organization)                                                               Identification Number)

            701 Western Avenue
           Glendale, California                                                                               91201
(Address of principal executive offices)                                                                 (Zip Code)

Registrant's telephone number, including area code:                                                  (818) 244-8080

Indicate by check mark  whether  the  registrant  (1) has filed all  reports  required to be filed by Section 13 or
15(d) of the  Securities  Exchange Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant  was required to file such  reports) and (2) has been subject to such filing  requirements  for the past
90 days.

                                                    Yes X No

                                                       INDEX

                                                                                                               Page
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 2000
     and December 31, 1999                                                                                        2

Condensed statements of income for the three and
     nine months ended September 30, 2000 and 1999                                                                3

Condensed statement of partners' equity for the
     nine months ended September 30, 2000                                                                         4

Condensed statements of cash flows for the
     nine months ended September 30, 2000 and 1999                                                                5

Notes to condensed financial statements                                                                         6-7

Management's discussion and analysis of
     financial condition and results of operations                                                              8-9

PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K.                                                                         10

                                        PUBLIC STORAGE PROPERTIES IV, LTD.
                                             CONDENSED BALANCE SHEETS

                                                                             September 30,          December 31,
                                                                                 2000                   1999
                                                                            ----------------       -----------------
                                                                              (Unaudited)

                                                       ASSETS
                                                       ------

Cash and cash equivalents                                                   $       907,000        $        249,000
Marketable securities of affiliate (cost of $6,340,000 at
   September 30, 2000 and $6,091,000 at December 31, 1999)                        9,431,000               8,666,000
Rent and other receivables                                                          324,000                 389,000

Real estate facilities, at cost:
     Buildings and equipment                                                     17,020,000              16,797,000
     Land                                                                         5,021,000               5,244,000
                                                                            ----------------       -----------------
                                                                                 22,041,000              22,041,000

     Less accumulated depreciation                                              (13,539,000)            (12,815,000)
                                                                            ----------------       -----------------
                                                                                  8,502,000               9,226,000

Other assets                                                                        106,000                 113,000
                                                                            ----------------       -----------------

Total assets                                                                $    19,270,000        $     18,643,000
                                                                            ================       =================

                                          LIABILITIES AND PARTNERS' EQUITY
                                          --------------------------------

Accounts payable                                                            $       364,000        $        177,000
Deferred revenue                                                                    279,000                 240,000
Note payable to commercial bank                                                   9,675,000              14,050,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         4,348,000               1,188,000
     General partners' equity                                                     1,513,000                 413,000
     Other comprehensive income                                                   3,091,000               2,575,000
                                                                            ----------------       -----------------

     Total partners' equity                                                       8,952,000               4,176,000
                                                                            ----------------       -----------------

Total liabilities and partners' equity                                      $    19,270,000        $     18,643,000
                                                                            ================       =================

                                              See accompanying notes.
                                                         2

                                        PUBLIC STORAGE PROPERTIES IV, LTD.
                                          CONDENSED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                     ------------------------------     ------------------------------
                                                        2000              1999             2000             1999
                                                     -------------    -------------     -------------    -------------

  REVENUES:

  Rental income                                      $  2,422,000     $  2,403,000      $  7,114,000     $  6,937,000
  Dividends from marketable securities of affiliate       321,000           84,000           503,000          252,000
  Gain on sale of land                                          -                -            61,000                -
  Other income                                              4,000            1,000             6,000            5,000
                                                     -------------    -------------     -------------    -------------

                                                        2,747,000        2,488,000         7,684,000        7,194,000
                                                     -------------    -------------     -------------    -------------

  COSTS AND EXPENSES:

  Cost of operations                                      539,000          525,000         1,641,000        1,579,000
  Management fees paid to affiliate                       146,000          144,000           427,000          416,000
  Depreciation                                            241,000          248,000           724,000          741,000
  Administrative                                           17,000           15,000            80,000           61,000
  Interest expense                                        164,000          243,000           552,000          797,000
                                                     -------------    -------------     -------------    -------------

                                                        1,107,000        1,175,000         3,424,000        3,594,000
                                                     -------------    -------------     -------------    -------------

  NET INCOME                                         $  1,640,000     $  1,313,000      $  4,260,000     $  3,600,000
                                                     =============    =============     =============    =============

  Limited partners' share of net income ($105.33
     per unit in 2000 and $89.00 per unit in 1999)                                      $  4,213,000     $  3,560,000

  General partners' share of net income                                                       47,000           40,000
                                                                                        -------------    -------------

                                                                                        $  4,260,000     $  3,600,000
                                                                                        =============    =============
                                              See accompanying notes.
                                                         3

                                        PUBLIC STORAGE PROPERTIES IV, LTD.
                                      CONDENSED STATEMENT OF PARTNERS' EQUITY
                                                    (UNAUDITED)

                                                                                           Other
                                                  Limited            General         Comprehensive     Total Partners'
                                                 Partners           Partners            Income              Equity
                                            -----------------  -----------------  -----------------  -----------------
Balance at December 31, 1999                $      1,188,000   $        413,000   $      2,575,000   $      4,176,000

Change in unrealized gain of marketable
  equity securities                                        -                  -            516,000            516,000

Net income                                         4,213,000             47,000                  -          4,260,000

Equity transfer                                   (1,053,000)         1,053,000                  -                  -
                                            -----------------  -----------------  -----------------  -----------------

Balance at September 30, 2000               $      4,348,000   $      1,513,000   $      3,091,000   $      8,952,000
                                            =================  =================  =================  =================

                                              See accompanying notes.
                                                         4

                                        PUBLIC STORAGE PROPERTIES IV, LTD.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                 --------------------------------
                                                                                    2000                1999
                                                                                 -------------      -------------
Cash flows from operating activities:
     Net income                                                                  $  4,260,000       $  3,600,000

     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation                                                                 721,000            741,000
         Gain on sale of land                                                         (61,000)                 -
         (Increase) decrease in rent and other receivables                           (184,000)             2,000
         Amortization of prepaid loan fees                                              3,000                  -
         Decrease in other assets                                                       7,000             10,000
         Increase in accounts payable                                                 187,000             92,000
         Increase in deferred revenue                                                  39,000             (1,000)
                                                                                 -------------      -------------

              Total adjustments                                                       712,000            844,000
                                                                                 -------------      -------------

              Net cash provided by operating activities                             4,972,000          4,444,000
                                                                                 -------------      -------------

Cash flows from investing activities:
     Proceeds from sale of land                                                       305,000                  -
     Additions to real estate facilities                                             (244,000)          (329,000)
                                                                                 -------------      -------------

              Net cash provided by (used in) investing activities                      61,000           (329,000)
                                                                                 -------------      -------------

Cash flows from financing activities:
     Principal payments on note payable to commercial bank                         (4,375,000)        (4,440,000)
                                                                                 -------------      -------------

              Net cash used in financing activities                                (4,375,000)        (4,440,000)
                                                                                 -------------      -------------

Net increase (decrease) in cash and cash equivalents                                  658,000           (325,000)

Cash and cash equivalents at beginning of period                                      249,000            433,000
                                                                                 -------------      -------------

Cash and cash equivalents at end of period                                       $    907,000       $    108,000
                                                                                 =============      =============

Supplemental schedule of non-cash activities:
Receipt of stock dividend:
     Marketable securities                                                       $    249,000       $          -
                                                                                 =============      =============
     Rent and other receivables                                                  $   (249,000)      $          -
                                                                                 =============      =============

Increase (decrease) in fair market value of marketable securities:
     Marketable securities                                                       $    516,000       $    716,000
                                                                                 =============      =============
     Other comprehensive income                                                  $    516,000       $   (716,000)
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

2.       In the opinion of management,  the  accompanying  unaudited  condensed  financial  statements  reflect all adjustments,  consisting of only normal accruals,  necessary to present fairly the Partnership's financial position at September  30, 2000,  the results of its  operations  for the nine months ended  September 30,
         2000 and 1999 and its cash flows for the nine months then ended.

3.       The results of operations for the nine months ended September 30, 2000 are not  necessarily  indicative of the results expected for the full year.

4.       Marketable  securities at September  30, 2000 consist of 381,980  shares of common stock and 12,412 shares of Equity Stock,  Series A of Public Storage,  Inc., a publicly traded real estate  investment trust and a general  partner of the  Partnership.  We have  designated  our  portfolio  of  marketable  securities  as available for sale.  Accordingly,  at September 30, 2000,  we have recorded the  marketable  securities at fair value,  based upon the closing  quoted prices of the  securities  at September  30, 2000.  Changes in market value of marketable  securities are reflected as unrealized  gains or losses  directly in Partners'
         Equity and accordingly have no effect on net income.

5.       During  September 1998, we borrowed  $21,000,000  from a commercial  bank. The loan is unsecured and bears interest at the London Interbank  Offering Rate,  ("LIBOR")  rounded up to the nearest .125% plus 0.60% to
         1.20% depending on our interest  coverage ratio (7.23% at September 30, 2000).  The loan requires  monthly payments of interest and mature  September  2002.  Principal may be paid, in whole or in part, at any time without penalty or premium.

5.       (continued)
         We entered into an interest  rate swap  agreement  to reduce the impact of changes in interest  rates on a portion of its floating rate debt.  The  agreement,  which covered  $11,500,000 of debt through March 2000 and $7,500,000  from March 2000 through  September  2000,  effectively  changes the interest rate exposure from  floating  rate to a fixed rate of 5.22% plus 0.60% to 1.20%  based on our  interest  coverage  ratio
         (5.82% as of  September  30,  2000).  Market  gains and losses on the value of the swap were  deferred and included in income over the life of the  contract.  We recorded  the  differences  paid or received on the interest rate swap in interest expense as payments were made or received.

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

RESULTS OF OPERATIONS

         Three and nine months  ended  September  30, 2000  compared to three and nine months ended  September  30,
1999:

         Our net income for the nine months ended  September 30, 2000 was  $4,260,000  compared to  $3,600,000  for the nine months  ended  September  30,  1999,  representing  an increase of $660,000 or 18%. Our net income for the three months ended  September 30, 2000 was $1,640,000  compared to $1,313,000 for the three months ended  September
30,  1999,  representing  an increase  of $327,000 or 25%.  These  increases  are  primarily a result of  increased operating  results at our real estate  facilities  (for the nine month  period),  increase  in  dividend  income on marketable  securities of an affiliate,  and a decrease in interest  expense  resulting from our lower  outstanding debt.

         Rental income for the nine months ended  September 30, 2000 was $7,114,000  compared to $6,937,000 for the nine months ended  September  30, 1999,  representing  an increase of $177,000 or 3%.  Rental  income for the three months ended  September 30, 2000 was  $2,422,000  compared to $2,403,000  for the three months ended  September 30,
1999,  representing  an increase of $19,000 or 1%. These  increases  are  primarily  attributable  to higher rental rates at our  mini-warehouse  facilities.  The weighted average occupancy levels at the  mini-warehouse  facilities were 94% for each of the nine months ended  September  30, 2000 and 1999  respectively.  Annual  realized  rent for the nine months ended  September  30, 2000  increased  to $11.69 per occupied  square foot from $11.23 per occupied square foot for the nine months ended September 30, 1999.

         Interest and other income  increased  $1,000 for the nine months ended  September 30, 2000 compared to the same period in 1999.  The increase is primarily a result of higher  invested  cash balances and  consequently  more interest earned.

         Dividend  income from  marketable  securities  of affiliate  increased  $251,000 for the nine months ended
September  30,  2000  compared  to the same period in 1999.  The  increase  is the result of a special  dividend of
$229,000 we received on the Public  Storage  common stock in the third  quarter of year 2000 and from  dividends we received on the Public Storage Equity Stock, Series A which we received as a stock dividend in January 2000.

         Cost of operations  (including  management fees paid to affiliate) for the nine months ended September 30,
2000 was $2,068,000  compared to $1,995,000 for the nine months ended September 30, 1999,  representing an increase of $73,000 or 4%. Cost of  operations  (including  management  fees paid to  affiliate)  for the three months ended
September 30, 2000 was $685,000  compared to $669,000 for the three months ended  September 30, 1999,  representing an increase of $16,000 or 2%. This  increase is mainly  attributable  to increases  in  advertising  and  promotion expenses, tenant and legal settlements, and repairs and maintenance expense.

         Interest  expense was $552,000 in the nine months  ended  September  30, 2000  compared to $797,000 in the same period in 1999,  a $245,000 or 31%  decrease.  This  decrease is mainly  attributable  to a lower  outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating  activities  ($4,972,000 for the nine months ended September 30, 2000) have been sufficient to meet all current obligations of the Partnership.

         During  September 1998, we borrowed  $21,000,000  from a commercial  bank. The loan is unsecured and bears interest at the London  Interbank  Offering  Rate  ("LIBOR")  rounded up to the  nearest  .125% plus 0.60% to 1.20%
depending on our interest  coverage  ratio (7.23% at September 30, 2000).  The loan  requires  monthly  payments of interest and matures  September  2002.  Principal may be paid, in whole or in part, at any time without  penalty or premium.

         We entered into an interest  rate swap  agreement  to reduce the impact of changes in interest  rates on a portion of its floating  rate debt.  The  agreement,  which  covered  $11,500,000  of debt  through  March 2000 and
$7,500,000  from March 2000 through  September 2000,  effectively  changes the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% based on our interest  coverage  ratio (5.82% as of September 30,
2000).  Market  gains and losses on the value of the swap were  deferred  and  included  in income over the life of the  contract.  We recorded  the  differences  paid or received on the  interest  rate swap in interest  expense as payments were made or received.

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

                                                              DATED: November 13, 2000

                                                              PUBLIC STORAGE PROPERTIES IV, LTD.

                                                              BY:  Public Storage, Inc.
                                                                   General Partner

                                                              BY:  /s/ John Reyes
                                                                   John Reyes
                                                                   Senior Vice President and
                                                                     Chief Financial Officer

