Form 10-K405
period 2000-12-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2001-03-30
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from            to
                              ------------  ------------

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

                      Units of Limited Partnership Interest
                                (Title of class)

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

Investments in Facilities
-------------------------

         At December 31, 2000, the Partnership owned 17 properties in two states. In May 2000, the Partnership sold excess land adjacent to one of the operating properties for $305,000. This resulted in a gain of $61,000 being realized in the second quarter of 2000.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

* CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system,
         (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 200,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

*        MAINTAIN HIGH  OCCUPANCY  LEVELS AND INCREASE  ANNUAL  REALIZED  RENTS.
         Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses was 93% in 1999 and 94% 2000. Annual realized rents per occupied square foot increased 5% from $11.30 in 1999 to $11.84 in 2000.

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

* PROFESSIONAL PROPERTY OPERATION. There are approximately 4,600 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and others owners of properties operated by PSI.

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

         A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, rents trucks, offers portable self-storage and moving services and sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Employees
---------

         There are 54 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 2.  PROPERTIES

         The following table sets forth information as of December 31, 2000 about properties owned by the Partnership:

                                                   Net Rentable         Number of                           Completion
         Location             Size of Parcel           Area              Spaces       Date of Purchase         Date
---------------------         --------------      ---------------      ----------     ----------------      -----------
CALIFORNIA
Azusa                           5.85 acres        72,000 sq. ft.          630           July 14, 1978        Nov. 1978

Concord                         2.87 acres        52,000 sq. ft.          522           June 20, 1978        Jan. 1979

Oakland                         1.97 acres        41,000 sq. ft.          368           Oct. 11, 1978        Apr. 1979

Pasadena                        1.82 acres        37,000 sq. ft.          340           July 19, 1978        Nov. 1978

Redlands                        3.44 acres        63,000 sq. ft.          580           Aug. 24, 1978        Feb. 1979

Richmond                        1.82 acres        35,000 sq. ft.          350           Aug. 23, 1978        Mar. 1979

Riverside                       2.47 acres        45,000 sq. ft.          390           Jan. 2, 1979         May 1979

Sacramento
   Howe Avenue                  2.36 acres        41,000 sq. ft.          376           Dec. 14, 1978        Aug. 1979
                                     .
Sacramento
   West Capitol                 3.38 acres        44,000 sq. ft.          458           Jan. 5, 1979         June 1979

San Carlos                      2.80 acres        51,000 sq. ft.          458           Jan. 30, 1979        Oct. 1979

Santa Clara                     4.45 acres        75,000 sq. ft.          695           Dec. 22, 1978      June 1979 and
                                                                                                             July 1981

Tustin                          4.40 acres        67,000 sq. ft.          560           July 3, 1978         Dec. 1978

FLORIDA
Miami Airport
   Expressway                   1.70 acres        29,000 sq. ft.          269           Aug. 24, 1978        Jan. 1979

Miami
   Cutler Ridge (1)             2.30 acres        46,000 sq. ft.          483           Sept. 6, 1978        Apr. 1979

Pembroke Park                   2.35 acres        49,000 sq. ft.          446           Sept. 1, 1978        July 1979

Ft. Lauderdale
   I95 & 23rd Ave.              2.77 acres        45,000 sq. ft.          504           Nov. 9, 1978        Sept. 1979

Ft. Lauderdale
   I95 & Sunrise                3.32 acres        56,000 sq. ft.          558           Dec. 4, 1979        Sept. 1979


(1) On August 24, 1992, this property was damaged by Hurricane Andrew and, as a result, the facility became idle as of this date. The facility has been rebuilt and recommenced operations in October 1994. In the second quarter of 2000, the Partnership sold approximately 43% of the land.

         The weighted average occupancy level for the mini-warehouse facilities was 93% and 94% for 1999 and 2000, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2000, there were approximately 1,041 record holders of Units.

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

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  SELECTED FINANCIAL DATA

For the Year Ended December 31,              2000              1999             1998              1997              1996
-----------------------------------     ---------------   ---------------   ---------------  ---------------   ---------------
Revenues                                $   10,182,000    $    9,886,000    $    9,234,000   $    8,516,000    $    7,774,000

Depreciation and amortization                  962,000           991,000           926,000          881,000           814,000

Interest expense                               709,000         1,021,000         2,080,000        2,805,000         2,898,000

Net income (2)                               5,667,000         5,105,000         3,507,000        2,281,000         1,698,000

Limited partners' share                      5,604,000         5,049,000         3,468,000        2,256,000         1,680,000

General partners' share                         63,000            56,000            39,000           25,000            18,000

Limited partners' per unit data (1)
     Net income (2)                           $140.10           $126.23            $86.70           $56.40            $42.00

As of December 31,
-----------------------------------
Cash and cash equivalents               $      525,000    $      249,000    $      433,000   $    1,911,000    $    2,440,000

Total Assets                            $   18,675,000    $   18,643,000    $   20,876,000   $   23,818,000    $   22,742,000

Mortgage note payable                   $            -    $            -    $            -   $   25,405,000    $   26,338,000

Note payable to commercial bank         $    7,750,000    $   14,050,000    $   19,650,000   $            -    $            -


(1) Per unit data is based on the weighted average number of the limited partnership units (40,000) outstanding during the period.

(2) Net income for the year ended December 31, 2000 include a gain relating to a sale of land totaling $61,000 ($1.13 per limited partnership unit).


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

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999:

         The Partnership's net income was $5,667,000 in 2000 compared to $5,105,000 in 1999, representing an increase of $562,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities, a gain of $61,000 from the sale of excess land and a decrease in interest expense.

         During 2000 property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $5,807,000 in 2000 compared to $5,609,000 in 1999, representing an increase of $198,000 or 4%. This increase was primarily attributable to an increase in rental income at the Partnership's mini-warehouse facilities partially offset by an increase in cost of operations and depreciation expense.

         Rental income was $9,575,000 in 2000 compared to $9,293,000 in 1999, representing an increase of $282,000 or 3%. The increase was primarily attributable to an increase in rental rates at the Partnership's facilities. The weighted average occupancy levels at the mini-warehouse facilities were 94% and 93% in 2000 and 1999, respectively. The annual realized rent per occupied square foot was $11.84 in 2000 compared to $11.30 in 1999.

         Cost of operations (including management fees paid to an affiliate) increased $113,000 or 4% to $2,806,000 in 2000 from $2,693,000 in 1999. This increase was primarily attributable to increases in management fees and advertising expenses.

         Interest  expense  was  $709,000  and  $1,021,000  in  2000  and  1999,
respectively, representing a decrease of $312,000 or 31%. The decrease was primarily a result of a lower average outstanding loan balance in 2000 compared to 1999. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($6,582,000 for the year ended December 31, 2000) have been sufficient to meet all current obligations of the Partnership. During 2001, the Partnership anticipates approximately $418,000 of capital improvements compared to $311,000 in 2000 and $373,000 in 1999.

         At December 31, 2000, the Partnership held 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A (marketable securities) with a fair value totaling $9,566,000 (cost basis of $6,340,000 at December 31, 2000) in Public Storage, Inc. (PSI). The Partnership recognized $595,000 in dividends during 2000.

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

         During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% (7.225% at December 31,
2000) depending on the Partnership's interest coverage ratio. The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. The loan proceeds were used to pay off the Partnership's note to Public Storage, Inc.

         The Partnership also entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covered $11,500,000 of debt through March 2000 and $7,500,000 from March 2000 through September 2000, effectively changed the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% (5.82% as of December 31, 2000) based on the Partnership's interest coverage ratio. Market gains and losses on the value of the swap were deferred and included in income over the life of the contract. The Partnership recorded the differences paid or received on the interest rate swap in interest expense as payments were made or received.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest paid on the Partnership's debt. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership generally maintains its debt as fixed rate in nature by borrowing on a long-term basis or entering into interest swap transactions. As of December 31, 2000, the Partnership had $7,750,000 of outstanding debt maturing in September, 2002.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

           Name                            Positions with PSI
--------------------------     -------------------------------------------------

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

         B. Wayne Hughes, age 67, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 64, has been employed by PSI for 23 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 58, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 41, became director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities. He is the son of
B. Wayne Hughes.

         John Reyes, age 40, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 62, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Bahman Abtahi, age 57, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi has responsibility for all of Public Storage's construction and maintenance activities. Prior to joining the Company, he was a management consultant.

         Obren B. Gerich, age 62, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         David Goldberg, age 51, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Ronald L. Harden, age 52, joined the Company in 1987 and became a Senior vice President of the Property Management Division in 1988, an Executive Vice President of the Property Management Division in August 1999 and a Senior Vice President of the Company in May 2000. Mr. Harden has administrative responsibility for Public Storage's overall property management activities in the mini-warehouse facilities system-wide. From 1983 until 1987, he was a partner and Chief Operating Officer for Good Lite Foods. From 1979 until 1983, Mr. Harden was employed by Taco Bell Restaurants, and his last position there was Division Operations Director with responsibility for 175 restaurants.

         W. David Ristig, age 52, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig has responsibility for Public Storage's land acquisition. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         A. Timothy Scott, age 49, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 39, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 45, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 61, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University and a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan

Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 65, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 67, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 53, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 52, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 48, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1993, Mr Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) At March 15, 2001, the following persons beneficially owned more than 5% of the Units:


                                                                                      Beneficial
        Title of Class                Name and Address of Beneficial Owners           Ownership        Percent of Class
----------------------------      --------------------------------------------     ----------------    ----------------
Units of Limited Partnership      Public Storage, Inc.                             13,271 Units (1)          33.2%
Interest                          701 Western Avenue
                                  Glendale, California 91201

Units of Limited Partnership      B. Wayne Hughes,                                 12,952 Units (2)          32.4%
Interest                          Tamara Hughes Gustavson, PS Orangeco, Inc.
                                  701 Western Avenue
                                  Glendale, California 91201


(1) Includes (i) 12,965 Units owned by PSI as to which PSI has sole voting and dispositive power, and (ii) 306 Units which PSI has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

(2) Includes 5,892 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power, (ii) 306 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 306 units, and (iii) 6,754 Units owned by PS Orangeco, Inc., a corporation whose common stock (representing 5% of the equity) is owned by Hughes and members of his family and whose non-voting preferred stock (representing 95% if the equity) is owned by PSI, and as to which Units PS Orangeco, Inc. and Hughes share voting and dispositive power.

         (b) The Partnership has no officers and directors. The General Partners contributed $202,000 to the original capital of the Partnership and as a result participate in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 9 Units (0.02% of the Units). The directors and executive officers of PSI (including Hughes), as a group (20 persons), beneficially own an aggregate of 12,665 Units, representing 31.7% of the Units (including the 5,892 Units owned by Hughes and the 6,754 Units owned by PS Orangeco, Inc. as to which Hughes shares voting and dispositive power set forth above).

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

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. During 2000, the Partnership paid fees of $574,000 to PSI pursuant to the Management Agreement.

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

                  1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.

                  2. Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedule.

                  3.    Exhibits: See Exhibit Index contained below.

         (b)      Reports on Form 8-K: No reports on Form 8-K were filed  during
                  2000.

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

                                PUBLIC STORAGE PROPERTIES IV, LTD.,
                                A California Limited Partnership
Dated:  March 29, 2001          By:  Public Storage, Inc., General Partner

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

              Signature                                             Capacity                                  Date
---------------------------------------       -------------------------------------------------      --------------------
/s/ B. Wayne Hughes                           Chairman of the Board and Chief Executive                  March 29, 2001
---------------------------------------       Officer of Public Storage, Inc. and General
B. Wayne Hughes                               Partner (principal executive offer)


/s/ Harvey Lenkin                             President and Director of                                  March 29, 2001
---------------------------------------       Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                            Senior Vice President and Director                         March 29, 2001
---------------------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                      Vice President and Director of                             March 29, 2001
---------------------------------------       Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                                Senior Vice President and Chief Financial Officer          March 29, 2001
---------------------------------------       of Public Storage, Inc. (principal financial officer
John Reyes                                    and principal accounting officer)

/s/ Robert J. Abernethy                       Director of Public Storage, Inc.                           March 29, 2001
---------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                          Director of Public Storage, Inc.                           March 29, 2001
---------------------------------------
Dann V. Angeloff

/s/ William C. Baker                          Director of Public Storage, Inc.                           March 29, 2001
---------------------------------------
William C. Baker

                                              Director of Public Storage, Inc.
---------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                            Director of Public Storage, Inc.                           March 28, 2001
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                          Director of Public Storage, Inc.                           March 28, 2001
---------------------------------------
Daniel C. Staton


                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))


                                                                            Page
                                                                      References
                                                                      ----------


Report of Independent Auditors                                               F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 2000 and 1999                              F-2

For the years ended December 31, 2000, 1999 and 1998:

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

                         Report of Independent Auditors




The Partners
Public Storage Properties IV, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties IV, Ltd. as of December 31, 2000 and 1999, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties IV, Ltd. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP




March 23, 2001
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                                 BALANCE SHEETS
                           December 31, 2000 and 1999


                                                                                  2000                    1999
                                                                            -----------------       -----------------

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $        525,000        $        249,000
Marketable securities of affiliate (cost of $6,340,000 and $6,091,000              9,566,000               8,666,000
     as of December 31, 2000 and 1999, respectively)
Rent and other receivables                                                           151,000                 389,000

Real estate facilities:
     Building and equipment                                                       17,087,000              16,797,000
     Land                                                                          5,021,000               5,244,000
                                                                            -----------------       -----------------
                                                                                  22,108,000              22,041,000

     Less accumulated depreciation                                               (13,777,000)            (12,815,000)
                                                                            -----------------       -----------------
                                                                                   8,331,000               9,226,000

Other assets                                                                         102,000                 113,000
                                                                            -----------------       -----------------
Total assets                                                                $     18,675,000        $     18,643,000
                                                                            =================       =================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                            $        169,000        $        177,000
Deferred revenue                                                                     262,000                 240,000
Note payable to commercial bank                                                    7,750,000              14,050,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units authorized,
         issued and outstanding                                                    5,391,000               1,188,000
     General partners' equity                                                      1,877,000                 413,000
     Other comprehensive income                                                    3,226,000               2,575,000
                                                                            -----------------       -----------------
     Total partners' equity                                                       10,494,000               4,176,000
                                                                            -----------------       -----------------
Total liabilities and partners' equity                                      $     18,675,000        $     18,643,000
                                                                            =================       =================

                            See accompanying notes.
                                      F-2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2000, 1999 and 1998


                                                            2000                   1999                   1998
                                                      ------------------     ------------------     ------------------
REVENUES:

Rental income                                         $       9,575,000      $       9,293,000      $       8,811,000
Dividends from marketable securities
     of affiliate                                               595,000                585,000                336,000
Gain on sale of land                                             61,000                      -                      -
Other income                                                     12,000                  8,000                 87,000
                                                      ------------------     ------------------     ------------------
                                                             10,243,000              9,886,000              9,234,000
                                                      ------------------     ------------------     ------------------
COSTS AND EXPENSES:

Cost of operations                                            2,232,000              2,135,000              2,115,000
Management fees paid to affiliate                               574,000                558,000                529,000
Depreciation                                                    962,000                991,000                926,000
Administrative                                                   99,000                 76,000                 77,000
Interest expense                                                709,000              1,021,000              2,080,000
                                                      ------------------     ------------------     ------------------
                                                              4,576,000              4,781,000              5,727,000
                                                      ------------------     ------------------     ------------------

NET INCOME                                            $       5,667,000      $       5,105,000      $       3,507,000
                                                      ==================     ==================     ===================
Limited partners' share of net income ($140.10
     per unit in 2000, $126.23 per unit in 1999
     and $86.70 per unit in 1998)                     $       5,604,000      $       5,049,000      $       3,468,000

General partners' share of net income                            63,000                 56,000                 39,000
                                                      ------------------     ------------------     ------------------
                                                      $       5,667,000      $       5,105,000      $       3,507,000
                                                      ==================     ==================     ===================

                            See accompanying notes.
                                      F-3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2000, 1999 and 1998


                                                                                        Other
                                                                                    Comprehensive     Total Partners'
                                            Limited Partners    General Partners        Income        Equity (Deficit)
                                            ----------------    ----------------   ----------------   ----------------

Balance at December 31, 1998                $    (2,599,000)    $      (905,000)   $     4,246,000    $       742,000

Change in unrealized gain on marketable
     securities                                                                         (1,671,000)        (1,671,000)

Net income                                        5,049,000              56,000                  -          5,105,000

Equity transfer                                  (1,262,000)          1,262,000                  -                  -
                                            ----------------    ----------------   ----------------   ----------------
Balance at December 31, 1999                      1,188,000             413,000          2,575,000          4,176,000

Change in unrealized gain on marketable
     securities                                           -                   -            651,000            651,000

Net income                                        5,604,000              63,000                  -          5,667,000

Equity transfer                                  (1,401,000)          1,401,000                  -                  -
                                            ----------------    ----------------   ----------------   ----------------
Balance at December 31, 2000                $     5,391,000     $     1,877,000    $     3,226,000    $    10,494,000
                                            ================    ================   ================   ================

                            See accompanying notes.
                                      F-4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998


                                                                        2000               1999                1998
                                                                   ----------------   ----------------   ----------------
Cash flows from operating activities:

     Net income                                                    $     5,667,000    $     5,105,000    $     3,507,000

     Adjustments  to  reconcile   net  income  to  cash
         provided  by  operating activities:

     Depreciation                                                          962,000            991,000            926,000
     Gain on sale of land                                                  (61,000)                 -                  -
     (Increase) decrease in rent and other receivables                     (11,000)          (253,000)            30,000
     Amortization of prepaid loan fees                                      13,000             13,000             69,000
     Increase in other assets                                               (2,000)                 -            (51,000)
     (Decrease) increase in accounts payable                                (8,000)           (72,000)           184,000
     Increase in deferred revenue                                           22,000              5,000              5,000
                                                                   ----------------   ----------------   ----------------
         Total adjustments                                                 915,000            684,000          1,163,000
                                                                   ----------------   ----------------   ----------------
         Net cash provided by operating activities                       6,582,000          5,789,000          4,670,000
                                                                   ----------------   ----------------   ----------------
Cash flows from investing activities:

     Proceeds from the sale of land                                        305,000                  -                  -
     Additions to real estate facilities                                  (311,000)          (373,000)          (393,000)
                                                                   ----------------   ----------------   ----------------
         Net cash used in investing activities                              (6,000)          (373,000)          (393,000)
                                                                   ----------------   ----------------   ----------------
Cash flows from financing activities:

     Proceeds from note payable to general partner                               -                  -         22,000,000
     Principal payments on note payable to general partner                       -                  -        (22,000,000)
     Proceeds from note payable to commercial bank                               -                  -         21,000,000
     Principal payments on note payable to commercial bank              (6,300,000)        (5,600,000)        (1,350,000)
     Principal payments on mortgage note payable                                 -                  -        (25,405,000)
                                                                   ----------------   ----------------   ----------------
         Net cash used in financing activities                          (6,300,000)        (5,600,000)        (5,755,000)
                                                                   ----------------   ----------------   ----------------
Net increase (decrease) in cash and cash equivalents                       276,000           (184,000)        (1,478,000)

Cash and cash equivalents at the beginning of the year                     249,000            433,000          1,911,000
                                                                   ----------------   ----------------   ----------------
Cash and cash equivalents at the end of the year                   $       525,000    $       249,000    $       433,000
                                                                   ================   ================   ================

                            See accompanying notes.
                                      F-5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2000, 1999 and 1998
                                   (Continued)


                                                                        2000               1999                1998
                                                                   ----------------   ----------------   ----------------
Supplemental schedule of non-cash investing and financing activities:

     Receipt of stock dividend:
       Marketable securities                                       $       249,000    $             -    $             -
                                                                   ================   ================   ================
       Rent and other receivables                                  $      (249,000)   $             -    $             -
                                                                   ================   ================   ================

     Increase (decrease) in fair value of marketable securities:
       Marketable securities                                       $       651,000    $    (1,671,000)   $      (883,000)
                                                                   ================   ================   ================
       Other comprehensive income                                  $       651,000    $    (1,671,000)   $      (883,000)
                                                                   ================   ================   ================

                            See accompanying notes.
                                      F-6

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

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

                  In May 2000, the Partnership sold excess land adjacent to one of the operating properties for $305,000. This resulted in a gain of $61,000 realized in the second quarter of 2000.

         Revenue Recognition:
         --------------------

                  Property rents are recognized as earned. Advertising costs of $274,000, $242,000 and $188,000 in 2000, 1999 and 1998, respectively, are expensed as incurred.

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

2.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

         Marketable Securities:
         ----------------------

                  Marketable securities at December 31, 2000 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock Series A of Public Storage, Inc. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 2000, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 2000, and has recorded a corresponding unrealized gain (loss) totaling $651,000, $(1,671,000) and $(883,000)
         for the years ended December 31, 2000, 1999 and 1998, respectively, as an increase (decrease) to Partnership equity. The Partnership recognized dividends of $595,000, $585,000 and $336,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

         Other Assets:
         -------------

                  In 1998, the partnership incurred financing costs of $54,000 in connection with the note payable from a commercial bank. These costs are being amortized over the life of the loan. As of December 31, 2000 other assets includes $24,000 relating to these financing costs.

         Use of Estimates:
         -----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

2.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Partnership disclosures.

         Recently Issued Accounting Standards:
         -------------------------------------

                  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),
         "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Partnership on January 1, 2001. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Partnership's consolidated financial statements.

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

                  Unaudited taxable net income was $5,947,000, $5,408,000 and $3,777,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7.       NOTES PAYABLE

                  During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20% (7.225% at December 31, 2000) depending on the Partnership's interest coverage ratio. The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

                  Carrying value of the outstanding debt approximates its fair value.

                  The Partnership entered into an interest rate swap agreement to reduce the impact of changes in interest rates on a portion of its floating rate debt. The agreement, which covered $11,500,000 of debt through March 2000 and $7,500,000 from March 2000 through September 2000, effectively changed the interest rate exposure from floating rate to a fixed rate of 5.22% plus 0.60% to 1.20% (5.82% as of December 31, 2000) based on the Partnership's interest coverage ratio. Market gains and losses on the value of the swap were deferred and included in income over the life of the contract. The Partnership recorded the differences paid or received on the interest rate swap in interest expense as payments were made or received.

                  Interest paid during 2000, 1999 and 1998 was $656,000, $938,000 and $1,911,000, respectively.

8.       SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             Three Months Ended
                               ------------------------------------------------------------------------------
                               March 31, 2000      June 30, 2000     September 30, 2000     December 31, 2000
                               --------------     --------------     ------------------     -----------------
Revenues                       $    2,428,000     $    2,509,000      $     2,747,000        $     2,559,000
Net Income                     $    1,284,000     $    1,336,000      $     1,640,000        $     1,407,000
Net Income Per Unit            $        31.73     $        33.04      $         40.56        $         34.77


                                                             Three Months Ended
                               -------------------------------------------------------------------------------
                               March 31, 1999      June 30, 1999     September 30, 1999      December 31, 1999
                               --------------     --------------     ------------------     ------------------
Revenues                       $    2,326,000     $    2,380,000      $     2,488,000        $     2,692,000
Net Income                     $    1,098,000     $    1,189,000      $     1,313,000        $     1,505,000
Net Income Per Unit            $        27.15     $        29.40      $         32.45        $         37.23


                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2000


                                         Initial Cost
                                -------------------------------
                                                 Building, Land    Costs Subsequent
                                                Imp & Equipment     to construction
         Description                Land            Equipment       (Improvements)
                                --------------   --------------    ----------------
    CALIFORNIA
Concord                              $349,000         $805,000           $239,000
Tustin                                517,000          844,000            296,000
Pasadena                              379,000          496,000            162,000
Azusa                                 501,000        1,093,000            240,000
Redlands                              227,000          771,000            183,000
Riverside                              51,000          595,000            240,000
Oakland                               177,000          650,000            243,000
Richmond                              225,000          639,000            322,000
Santa Clara                           633,000        1,156,000            228,000
San Carlos                            396,000          902,000            165,000
Sacramento/Howe                       194,000          666,000            271,000
Sacramento/West Capitol               100,000          719,000            305,000

    FLORIDA
Miami/Airport Expressway
                                      186,000          442,000            246,000
Miami/Cutler Ridge (1)                525,000          901,000            (42,000)
Pembroke Park                         255,000          607,000            382,000
Ft. Lauderdale/I-95 &
   23rd Ave.                          243,000          611,000            364,000
Ft. Lauderdale/I-95 & Sunrise
                                      286,000          690,000            433,000
                                --------------   --------------    ----------------
                                   $5,244,000      $12,587,000         $4,277,000
                                ==============   ==============    ================

                                             Gross Carrying Amount
                                              at December 31, 2000
                                ------------------------------------------------
                                                Building, Land
                                               Imp & Equipment                      Accumulated          Date
         Description               Land                                Total        Depreciation       Completed
                                -------------  ----------------     ------------    ------------     -------------
    CALIFORNIA
Concord                             $349,000       $1,044,000        $1,393,000         $807,000         01/79
Tustin                               517,000        1,140,000         1,657,000          923,000         12/78
Pasadena                             379,000          658,000         1,037,000          513,000         11/79
Azusa                                501,000        1,333,000         1,834,000        1,115,000         11/78
Redlands                             227,000          954,000         1,181,000          758,000         02/79
Riverside                             51,000          835,000           886,000          680,000         05/79
Oakland                              177,000          893,000         1,070,000          708,000         04/79
Richmond                             225,000          961,000         1,186,000          731,000         03/79
Santa Clara                          633,000        1,384,000         2,017,000        1,098,000        6 & 7/79
San Carlos                           396,000        1,067,000         1,463,000          863,000         10/79
Sacramento/Howe                      194,000          937,000         1,131,000          743,000         08/79
Sacramento/West Capitol              100,000        1,024,000         1,124,000          836,000         06/79

    FLORIDA
Miami/Airport Expressway
                                     186,000          688,000           874,000          572,000         01/79
Miami/Cutler Ridge (1)               302,000        1,082,000         1,384,000          885,000         04/79
Pembroke Park                        255,000          989,000         1,244,000          834,000         07/79
Ft. Lauderdale/I-95 &
   23rd Ave.                         243,000          975,000         1,218,000          787,000         07/79
Ft. Lauderdale/I-95 & Sunrise
                                     286,000        1,123,000         1,409,000          924,000         10/79
                                -------------  ----------------     ------------    ------------
                                  $5,021,000      $17,087,000       $22,108,000      $13,777,000
                                =============  ================     ============    ============

(1) In the second quarter of 2000, the Partnership sold approximately 43% of the land.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                                            2000                     1999                    1998
                                                      ----------------         ----------------        ----------------

Investment in Real Estate
   Balance at the beginning of the year               $    22,041,000          $    21,668,000         $    21,275,000

   Additions through cash expenditures                          6,000                  373,000                 393,000
   Sale of Land                                                61,000                        -                       -
                                                      ----------------         ----------------        ----------------
Balance at the end of the year                        $    22,108,000          $    22,041,000         $    21,668,000
                                                      ================         ================        ================

Accumulated Depreciation
   Balance at the beginning of the year               $    12,815,000          $    11,824,000         $    10,898,000

   Additions charged to costs and expenses                    962,000                  991,000                 926,000
                                                      ----------------         ----------------        ----------------
                                                      $    13,777,000          $    12,815,000         $    11,824,000
                                                      ================         ================        ================

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $16,338,000 (unaudited).