Form 10-Q
period 2001-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2001-05-11
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8908
                       ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


               California                                            95-3192402
----------------------------------------                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

      701 Western Avenue
           Glendale, California                                           91201
------------------------------------------                                -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
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

                                      INDEX




                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 2001
     and December 31, 2000                                                    2

Condensed statements of income for the three
     months ended March 31, 2001 and 2000                                     3

Condensed statement of partners' equity for the
     three months ended March 31, 2001                                        4

Condensed statements of cash flows for the
     three months ended March 31, 2001 and 2000                               5

Notes to condensed financial statements                                     6-7

Management's discussion and analysis of
     financial condition and results of operations                          8-9

PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K.                                     10

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               March 31,            December 31,
                                                                                 2001                   2000
                                                                           -----------------      -----------------
                                                                              (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $       664,000        $       525,000
Marketable securities of affiliate (cost of $6,340,000)                          10,335,000              9,566,000
Rent and other receivables                                                          150,000                151,000

Real estate facilities, at cost:
     Buildings and equipment                                                     17,111,000             17,087,000
     Land                                                                         5,021,000              5,021,000
                                                                           -----------------      -----------------
                                                                                 22,132,000             22,108,000

     Less accumulated depreciation                                              (14,017,000)           (13,777,000)
                                                                           -----------------      -----------------
                                                                                  8,115,000              8,331,000

Other assets                                                                         98,000                102,000
                                                                           -----------------      -----------------

Total assets                                                                $    19,362,000        $    18,675,000
                                                                           =================      =================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                            $       205,000        $       169,000
Deferred revenue                                                                    319,000                262,000
Note payable to commercial bank                                                   6,000,000              7,750,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         6,559,000              5,391,000
     General partners' equity                                                     2,284,000              1,877,000
     Other comprehensive income                                                   3,995,000              3,226,000
                                                                           -----------------      -----------------

     Total partners' equity                                                      12,838,000             10,494,000
                                                                           -----------------      -----------------

Total liabilities and partners' equity                                      $    19,362,000        $    18,675,000
                                                                           =================      =================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                        ------------------------------------
                                                                               2001               2000
                                                                        -----------------  -----------------

  REVENUES:

  Rental income                                                          $     2,566,000    $     2,336,000
  Dividends from marketable securities of affiliate                               92,000             91,000
  Other income                                                                    11,000              1,000
                                                                        -----------------  -----------------

                                                                               2,669,000          2,428,000
                                                                        -----------------  -----------------

  COSTS AND EXPENSES:

  Cost of operations                                                             552,000            529,000
  Management fees paid to affiliate                                              154,000            140,000
  Depreciation                                                                   240,000            241,000
  Administrative                                                                  33,000             30,000
  Interest expense                                                               115,000            204,000
                                                                        -----------------  -----------------

                                                                               1,094,000          1,144,000
                                                                        -----------------  -----------------

  NET INCOME                                                             $     1,575,000    $     1,284,000
                                                                        =================  =================


  Limited partners' share of net income ($38.95 per unit
    in 2001 and $31.73 per unit in 2000)                                 $     1,558,000    $     1,269,000

  General partners' share of net income                                           17,000             15,000
                                                                        -----------------  -----------------

                                                                         $     1,575,000    $     1,284,000
                                                                        =================  =================

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                          Other
                                                   Limited            General         Comprehensive     Total Partners'
                                                  Partners            Partners           Income             Equity
                                             ------------------ ------------------ ------------------ ------------------

Balance at December 31, 2000                  $      5,391,000   $      1,877,000   $      3,226,000   $     10,494,000

Change in unrealized gain of marketable
  equity securities                                          -                  -            769,000            769,000

Net income                                           1,558,000             17,000                  -          1,575,000

Equity transfer                                       (390,000)           390,000                  -                  -
                                             ------------------ ------------------ ------------------ ------------------

Balance at March 31, 2001                     $      6,559,000   $      2,284,000   $      3,995,000   $     12,838,000
                                             ================== ================== ================== ==================

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2001                2000
                                                                                --------------     --------------
Cash flows from operating activities:

     Net income                                                                  $  1,575,000       $  1,284,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 240,000            241,000
         Decrease (increase) in rent and other receivables                              1,000             (9,000)
         Amortization of prepaid loan fees                                                  -              1,000
         Decrease in other assets                                                       4,000                  -
         Increase in accounts payable                                                  36,000             13,000
         Increase in deferred revenue                                                  57,000             47,000
                                                                                --------------     --------------

              Total adjustments                                                       338,000            293,000
                                                                                --------------     --------------

              Net cash provided by operating activities                             1,913,000          1,577,000
                                                                                --------------     --------------

Cash flows from investing activities:

     Additions to real estate facilities                                              (24,000)           (35,000)
                                                                                --------------     --------------

              Net cash used in investing activities                                   (24,000)           (35,000)
                                                                                --------------     --------------

Cash flows from financing activities:

     Principal payments on note payable to commercial bank                         (1,750,000)        (1,575,000)
                                                                                --------------     --------------

              Net cash used in financing activities                                (1,750,000)        (1,575,000)
                                                                                --------------     --------------

Net increase (decrease) in cash and cash equivalents                                  139,000            (33,000)

Cash and cash equivalents at beginning of period                                      525,000            249,000
                                                                                --------------     --------------

Cash and cash equivalents at end of period                                       $    664,000       $    216,000
                                                                                ==============     ==============
Supplemental schedule of non-cash activities:
Receipt of stock dividend:
     Marketable securities                                                       $          -       $    249,000
                                                                                ==============     ==============
     Rent and other receivables                                                  $          -       $   (249,000)
                                                                                ==============     ==============

Increase (decrease) in fair market value of marketable securities:
     Marketable securities                                                       $    769,000       $   (650,000)
                                                                                ==============     ==============
     Other comprehensive income                                                  $    769,000       $   (650,000)
                                                                                ==============     ==============

                            See accompanying notes.
                                       5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2000.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2001, the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 2001 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at March 31, 2001, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 2001.
         Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. During September 1998, we borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate, ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on our interest coverage ratio (5.725% at March 31, 2001). The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

6. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption by the Partnership on January 1, 2001. The Partnership adopted SFAS 133, as amended by SFAS 138, on January 1, 2001, and the adoption had no material impact on the Partnership's consolidated financial statements.

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

RESULTS OF OPERATIONS
---------------------

         Three months ended March 31, 2001 compared to three months ended March 31, 2000:

         Our net income for the three months ended March 31, 2001 was $1,575,000 compared to $1,284,000 for the three months ended March 31, 2000, representing an increase of $291,000 or 23%. The increase was primarily a result of increased operating results at our real estate facilities and a decrease in interest expense.

         Rental income for the three months ended March 31, 2001 was $2,566,000 compared to $2,336,000 for the three months ended March 31, 2000, representing an increase of $230,000 or 10%. The increase was attributable to higher rental rates. Annual realized rent for the three months ended March 31, 2001 increased to $13.01 per occupied square foot from $11.33 per occupied square foot for the three months ended March 31, 2000, a 14.8% increase. The weighted average occupancy levels at the mini-warehouse facilities were 92% and 94% for each of the three months ended March 31, 2001 and 2000, respectively.

         Cost of operations (including management fees paid to affiliate) for the three months ended March 31, 2001 was $706,000 compared to $669,000 for the three months ended March 31, 2000, representing a increase of $37,000 or 6%.

         Interest expense decreased $89,000 to $115,000 in the three months ended March 31, 2001 from $204,000 in the same period in 2000. The decrease is attributable to a lower outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($1,913,000 for the three months ended March 31, 2001) have been sufficient to meet all current obligations of the Partnership.

         During September 1998, we borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on our interest coverage ratio (5.725% at March 31, 2001). The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

                           PART II. OTHER INFORMATION


Items 1 through 5 are inapplicable.

Item 6   Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a) The following exhibits are included herein:

             None

         (b) Form 8-K

             None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          DATED: May 10, 2001

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