Form 10-Q
period 2001-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2001-08-14
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001

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

                                      INDEX




                                                                         Page
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 2001
     and December 31, 2000                                                  2

Condensed statements of income for the three and
     six months ended June 30, 2001 and 2000                                3

Condensed statement of partners' equity for the
     six months ended June 30, 2001                                         4

Condensed statements of cash flows for the
     six months ended June 30, 2001 and 2000                                5

Notes to condensed financial statements                                   6-7

Management's discussion and analysis of
     financial condition and results of operations                        8-9

PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K.                                   10

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                June 30,              December 31,
                                                                                  2001                   2000
                                                                            ----------------       ----------------
                                                                              (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $       371,000        $       525,000
Marketable securities of affiliate (cost of $6,340,000)                          11,630,000              9,566,000
Rent and other receivables                                                          171,000                151,000

Real estate facilities, at cost:
     Buildings and equipment                                                     17,330,000             17,087,000
     Land                                                                         5,021,000              5,021,000
                                                                            ----------------       ----------------
                                                                                 22,351,000             22,108,000

     Less accumulated depreciation                                              (14,257,000)           (13,777,000)
                                                                            ----------------       ----------------
                                                                                  8,094,000              8,331,000

Other assets                                                                        100,000                102,000
                                                                            ----------------       ----------------
Total assets                                                                $    20,366,000        $    18,675,000
                                                                            ================       ================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                            $       375,000        $       169,000
Deferred revenue                                                                    315,000                262,000
Note payable to commercial bank                                                   3,800,000              7,750,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         7,852,000              5,391,000
     General partners' equity                                                     2,734,000              1,877,000
     Other comprehensive income                                                   5,290,000              3,226,000
                                                                            ----------------       ----------------
     Total partners' equity                                                      15,876,000             10,494,000
                                                                            ----------------       ----------------
Total liabilities and partners' equity                                      $    20,366,000        $    18,675,000
                                                                            ================       ================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                        ------------------------------     ------------------------------
                                                            2001              2000             2001             2000
                                                        -------------    -------------     -------------    -------------

  REVENUES:

  Rental income                                         $  2,675,000     $  2,356,000      $  5,241,000     $  4,692,000
  Dividends from marketable securities of affiliate           91,000           91,000           183,000          182,000
  Gain on sale of land                                             -           61,000                 -           61,000
  Other income                                                17,000            1,000            28,000            2,000
                                                        -------------    -------------     -------------    -------------
                                                           2,783,000        2,509,000         5,452,000        4,937,000
                                                        -------------    -------------     -------------    -------------
  COSTS AND EXPENSES:

  Cost of operations                                         560,000          573,000         1,112,000        1,102,000
  Management fees paid to affiliate                          155,000          141,000           309,000          281,000
  Depreciation                                               240,000          242,000           480,000          483,000
  Administrative                                              17,000           33,000            50,000           63,000
  Interest expense                                            68,000          184,000           183,000          388,000
                                                        -------------    -------------     -------------    -------------
                                                           1,040,000        1,173,000         2,134,000        2,317,000
                                                        -------------    -------------     -------------    -------------
  NET INCOME                                            $  1,743,000     $  1,336,000      $  3,318,000     $  2,620,000
                                                        =============    =============     =============    =============

  Limited partners' share of net income ($82.03 per
     unit in 2001 and $64.77 per unit in 2000)                                             $  3,281,000     $  2,591,000

  General partners' share of net income                                                          37,000           29,000
                                                                                           -------------    -------------
                                                                                           $  3,318,000     $  2,620,000
                                                                                           =============    =============

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                  (UNAUDITED)


                                                                                           Other
                                                    Limited            General         Comprehensive     Total Partners'
                                                   Partners           Partners            Income              Equity
                                              -----------------  -----------------  -----------------  -----------------

Balance at December 31, 2000                  $      5,391,000   $      1,877,000   $      3,226,000   $     10,494,000

Change in unrealized gain of marketable
  equity securities                                          -                  -          2,064,000          2,064,000

Net income                                           3,281,000             37,000                  -          3,318,000

Equity transfer                                       (820,000)           820,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------

Balance at June 30, 2001                      $      7,852,000   $      2,734,000   $      5,290,000   $     15,876,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                 --------------------------------
                                                                                    2001                2000
                                                                                 -------------      -------------
Cash flows from operating activities:
     Net income                                                                  $  3,318,000       $  2,620,000

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                 480,000            483,000
         Gain on sale of land                                                               -            (61,000)
         Increase in rent and other receivables                                       (20,000)            (5,000)
         Amortization of prepaid loan fees                                              7,000              1,000
         (Increase) decrease in other assets                                           (5,000)             4,000
         Increase in accounts payable                                                 206,000            107,000
         Increase in deferred revenue                                                  53,000             45,000
                                                                                 -------------      -------------

              Total adjustments                                                       721,000            574,000
                                                                                 -------------      -------------

              Net cash provided by operating activities                             4,039,000          3,194,000
                                                                                 -------------      -------------

Cash flows from investing activities:
     Proceeds from sale of land                                                             -            305,000
     Additions to real estate facilities                                             (243,000)          (133,000)
                                                                                 -------------      -------------

              Net cash (used in) provided by investing activities                    (243,000)           172,000
                                                                                 -------------      -------------

Cash flows from financing activities:
     Principal payments on note payable to commercial bank                         (3,950,000)        (3,325,000)
                                                                                 -------------      -------------

              Net cash used in financing activities                                (3,950,000)        (3,325,000)
                                                                                 -------------      -------------

Net (decrease) increase in cash and cash equivalents                                 (154,000)            41,000

Cash and cash equivalents at beginning of period                                      525,000            249,000
                                                                                 -------------      -------------

Cash and cash equivalents at end of period                                       $    371,000       $    290,000
                                                                                 =============      =============

Supplemental schedule of non-cash activities:
Receipt of stock dividend:
     Marketable securities                                                       $          -       $    249,000
                                                                                 =============      =============
     Rent and other receivables                                                  $          -       $   (249,000)
                                                                                 =============      =============

Increase in fair market value of marketable securities:
     Marketable securities                                                       $  2,064,000       $    295,000
                                                                                 =============      =============
     Other comprehensive income                                                  $  2,064,000       $    295,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2001, the results of its operations for the six months ended June 30, 2001 and 2000 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at June 30, 2001 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at June 30, 2001, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 29, 2001.
         Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. During September 1998, we borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate, ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on our interest coverage ratio (4.475% at June 30, 2001). The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000:

         Our net income for the six months ended June 30, 2001 was $3,318,000 compared to $2,620,000 for the six months ended June 30, 2000, representing an increase of $698,000 or 27%. Our net income for the three months ended June 30, 2001 was $1,743,000 compared to $1,336,000 for the three months ended June 30, 2000, representing an increase of $407,000 or 30%. These increases are primarily a result of increased operating results at our real estate facilities and a decrease in interest expense.

         Rental income for the six months ended June 30, 2001 was $5,241,000 compared to $4,692,000 for the six months ended June 30, 2000, representing an increase of $549,000 or 12%. Rental income for the three months ended June 30, 2001 was $2,675,000 compared to $2,356,000 for the three months ended June 30, 2000, representing an increase of $319,000 or 14%. These increases are primarily attributable to higher rental rates. Weighted average occupancy levels at the mini-warehouse facilities were 92% and 93% for the six months ended June 30, 2001 and 2000, respectively. Annual realized rent for the six months ended June 30, 2001 increased to $13.14 per occupied square foot from $11.51 per occupied square foot for the six months ended June 30, 2000.

         Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 2001 was $1,421,000 compared to $1,383,000 for the six months ended June 30, 2000, representing an increase of $38,000 or 3%. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 2001 was $715,000 compared to $714,000 for the three months ended June 30, 2000, representing an increase of $1,000 or .1%. This increase is mainly attributable to increases in management fees, property tax expenses, and advertising and promotion expenses.

         Interest expense was $183,000 in the six months ended June 30, 2001 compared to $388,000 in the same period in 2000, a $205,000 or 53% decrease. This decrease is mainly attributable to a lower outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($4,039,000 for the six months ended June 30, 2001) have been sufficient to meet all current obligations of the Partnership.

         During September 1998, we borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on our interest coverage ratio (4.475% at June 30, 2001). The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

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







                                            DATED: August 13, 2001

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