Form 10-Q
period 2001-09-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2001-11-13
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2001

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

                                      INDEX




                                                                            Page
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 2001
     and December 31, 2000                                                     2

Condensed statements of income for the three and
     nine months ended September 30, 2001 and 2000                             3

Condensed statement of partners' equity for the
     nine months ended September 30, 2001                                      4

Condensed statements of cash flows for the
     nine months ended September 30, 2001 and 2000                             5

Notes to condensed financial statements                                      6-7

Management's discussion and analysis of
     financial condition and results of operations                           8-9

PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K.                                      10

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                              September 30,          December 31,
                                                                                  2001                   2000
                                                                            ----------------       ----------------
                                                                              (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $       594,000        $       525,000
Marketable securities of affiliate (cost of $6,340,000)                          13,084,000              9,566,000
Rent and other receivables                                                          413,000                151,000

Real estate facilities, at cost:
     Buildings and equipment                                                     17,515,000             17,087,000
     Land                                                                         5,021,000              5,021,000
                                                                            ----------------       ----------------
                                                                                 22,536,000             22,108,000

     Less accumulated depreciation                                              (14,502,000)           (13,777,000)
                                                                            ----------------       ----------------
                                                                                  8,034,000              8,331,000

Other assets                                                                         79,000                102,000
                                                                            ----------------       ----------------

Total assets                                                                $    22,204,000        $    18,675,000
                                                                            ================       ================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                            $       488,000        $       169,000
Deferred revenue                                                                    225,000                262,000
Note payable to commercial bank                                                   2,075,000              7,750,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         9,399,000              5,391,000
     General partners' equity                                                     3,273,000              1,877,000
     Other comprehensive income                                                   6,744,000              3,226,000
                                                                            ----------------       ----------------

     Total partners' equity                                                      19,416,000             10,494,000
                                                                            ----------------       ----------------

Total liabilities and partners' equity                                      $    22,204,000        $    18,675,000
                                                                            ================       ================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                     September 30,
                                                         ------------------------------     ------------------------------
                                                             2001              2000             2001             2000
                                                         -------------    -------------     -------------    -------------

  REVENUES:

  Rental income                                          $  3,206,000     $  2,422,000      $  8,447,000     $  7,114,000
  Dividends from marketable securities of affiliate           314,000          321,000           497,000          503,000
  Gain on sale of land                                              -                -                 -           61,000
  Other income                                                  2,000            4,000            30,000            6,000
                                                         -------------    -------------     -------------    -------------
                                                            3,522,000        2,747,000         8,974,000        7,684,000
                                                         -------------    -------------     -------------    -------------
  COSTS AND EXPENSES:

  Cost of operations                                          965,000          539,000         2,077,000        1,641,000
  Management fees paid to affiliate                           167,000          146,000           476,000          427,000
  Depreciation                                                245,000          241,000           725,000          724,000
  Administrative                                               24,000           17,000            74,000           80,000
  Interest expense                                             35,000          164,000           218,000          552,000
                                                         -------------    -------------     -------------    -------------
                                                            1,436,000        1,107,000         3,570,000        3,424,000
                                                         -------------    -------------     -------------    -------------
  NET INCOME                                             $  2,086,000     $  1,640,000      $  5,404,000     $  4,260,000
                                                         =============    =============     =============    =============

  Limited partners' share of net income ($133.60 per
     unit in 2001 and $105.33 per unit in 2000)                                             $  5,344,000     $  4,213,000

  General partners' share of net income                                                           60,000           47,000
                                                                                            -------------    -------------
                                                                                            $  5,404,000     $  4,260,000
                                                                                            =============    =============

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)

                                                                                          Other
                                                   Limited            General         Comprehensive     Total Partners'
                                                   Partners           Partners            Income             Equity
                                              -----------------  -----------------  -----------------  -----------------
Balance at December 31, 2000                  $      5,391,000   $      1,877,000   $      3,226,000   $     10,494,000

Change in unrealized gain of marketable
  equity securities                                          -                  -          3,518,000          3,518,000

Net income                                           5,344,000             60,000                  -          5,404,000

Equity transfer                                     (1,336,000)         1,336,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at September 30, 2001                 $      9,399,000   $      3,273,000   $      6,744,000   $     19,416,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 --------------------------------
                                                                                     2001                2000
                                                                                 -------------      -------------
Cash flows from operating activities:
     Net income                                                                  $  5,404,000       $  4,260,000

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                 725,000            721,000
         Gain on sale of land                                                               -            (61,000)
         Increase in rent and other receivables                                      (262,000)          (184,000)
         Amortization of prepaid loan fees                                             10,000              3,000
         Decrease in other assets                                                      13,000              7,000
         Increase in accounts payable                                                 319,000            187,000
         (Decrease) increase in deferred revenue                                      (37,000)            39,000
                                                                                 -------------      -------------
              Total adjustments                                                       768,000            712,000
                                                                                 -------------      -------------
              Net cash provided by operating activities                             6,172,000          4,972,000
                                                                                 -------------      -------------

Cash flows from investing activities:
     Proceeds from sale of land                                                             -            305,000
     Additions to real estate facilities                                             (428,000)          (244,000)
                                                                                 -------------      -------------
              Net cash (used in) provided by investing activities                    (428,000)            61,000
                                                                                 -------------      -------------

Cash flows from financing activities:
     Principal payments on note payable to commercial bank                         (5,675,000)        (4,375,000)
                                                                                 -------------      -------------
              Net cash used in financing activities                                (5,675,000)        (4,375,000)
                                                                                 -------------      -------------

Net increase in cash and cash equivalents                                              69,000            658,000

Cash and cash equivalents at beginning of period                                      525,000            249,000
                                                                                 -------------      -------------
Cash and cash equivalents at end of period                                       $    594,000       $    907,000
                                                                                 =============      =============

Supplemental schedule of non-cash activities:
Receipt of stock dividend:
     Marketable securities                                                       $          -       $    249,000
                                                                                 =============      =============
     Rent and other receivables                                                  $          -       $   (249,000)
                                                                                 =============      =============

Increase in fair market value of marketable securities:
     Marketable securities                                                       $  3,518,000       $    516,000
                                                                                 =============      =============
     Other comprehensive income                                                  $  3,518,000       $    516,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 2001, the results of its operations for the three and nine months ended September 30, 2001 and 2000 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at September 30, 2001 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at September 30, 2001, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 28, 2001. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. During September 1998, we borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate, ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on our interest coverage ratio (3.35% at September 30, 2001). The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

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

7. During the third quarter of 2001, the property manager changed its lease agreements in regards to collecting rent. New tenants are now required to pay rent in arrears as opposed to paying in advance. Primarily as a result of this change, rent and other receivables increased $262,000 and deferred revenue decreased $37,000 from December 31, 2000.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000:

         Our net income for the nine months ended September 30, 2001 was $5,404,000 compared to $4,260,000 for the nine months ended September 30, 2000, representing an increase of $1,144,000 or 27%. Our net income for the three months ended September 30, 2001 was $2,086,000 compared to $1,640,000 for the three months ended September 30, 2000, representing an increase of $446,000 or 27%. These increases are primarily a result of increased operating results at our real estate facilities and a decrease in interest expense.

         Rental income for the nine months ended September 30, 2001 was $8,447,000 compared to $7,114,000 for the nine months ended September 30, 2000, representing an increase of $1,333,000 or 19%. Rental income for the three months ended September 30, 2001 was $3,206,000 compared to $2,422,000 for the three months ended September 30, 2000, representing an increase of $784,000 or 32%. These increases are primarily attributable to higher rental rates. The weighted average occupancy levels at the mini-warehouse facilities were 92% and 94% for the nine months ended September 30, 2001 and 2000, respectively. Annual realized rent for the nine months ended September 30, 2001 increased to $14.09 per occupied square foot from $11.69 per occupied square foot for the nine months ended September 30, 2000.

         Cost of operations (including management fees paid to an affiliate) for the nine months ended September 30, 2001 was $2,553,000 compared to $2,068,000 for the nine months ended September 30, 2000, representing an increase of $485,000 or 23%. Cost of operations (including management fees paid to an affiliate) for the three months ended September 30, 2001 was $1,132,000 compared to $685,000 for the three months ended September 30, 2000, representing an increase of $447,000 or 65%. This increase is mainly attributable to increases in advertising and promotion expense, and payroll expense.

         During 2001, we began offering containerized storage at one of our facilities. As a result, we have experienced an increase in both rental income and cost of operations, however, there has been no material impact to net operating income contribution from this property.

         Interest expense was $218,000 in the nine months ended September 30, 2001 compared to $552,000 in the same period in 2000, a $334,000 or 61% decrease. This decrease is mainly attributable to a lower outstanding principal balance.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($6,172,000 for the nine months ended September 30, 2001) have been sufficient to meet all current obligations of the Partnership.

         During September 1998, we borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") rounded up to the nearest .125% plus 0.60% to 1.20% depending on our interest coverage ratio (3.35% at September 30, 2001). The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium.

         During the third quarter of 2001, the property manager changed its lease agreements in regards to collecting rent. New tenants are now required to pay rent in arrears as opposed to paying in advance. Primarily as a result of this change, rent and other receivables increased $262,000 and deferred revenue decreased $37,000 from December 31, 2000.

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







                                           DATED: November 13, 2001

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