Form 10-K405
period 2001-12-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2002-03-29
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-8908
                       ------

                        PUBLIC STORAGE PROPERTIES IV, LTD
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

               California                                      95-3192402
-----------------------------------------                ----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     Incorporation or organization)                      Identification Number)

           701 Western Avenue
          Glendale, California                                    91201
-----------------------------------------                ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
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

Investments in Facilities
-------------------------

         At December 31, 2001, the Partnership owned 17 properties in two states. In May 2000, the Partnership sold excess land adjacent to one of the operating properties for $305,000. This resulted in a gain of $61,000 being realized in the second quarter of 2000.

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

Operating Strategies
--------------------

         The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     o Capitalize on "Public Storage's" name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system,
         (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 200,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     o Maintain high occupancy levels and increase annual realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses was 94% in 2000 and 91% 2001. Annual realized rents per occupied square foot increased 21% from $11.84 in 2000 to $14.27 in 2001.

     o Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     o Professional property operation. There are approximately 4,400 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and others owners of properties operated by PSI.

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

Other Business Activities
-------------------------

         A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. We believe that the availability of insurance reduces our potential liability to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the re-insurance.

         A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. We believe that the availability of locks and boxes for sale and the rental of trucks promote the rental of spaces.

Employees
---------

         There are 54 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 1A. Risk Factors

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

PUBLIC STORAGE HAS A SIGNIFICANT DEGREE OF CONTROL OVER THE PARTNERSHIP.

         Public Storage is general partner and owns approximately 33.2% of our outstanding limited partnership units. In addition, PS Orangeco Partnerships, Inc., owns 18.2% of our outstanding limited partnership units. (See Item 12 for more information regarding beneficial ownership.) As a result, Public Storage has a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

SINCE OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING AND OPERATING REAL ESTATE, WE ARE SUBJECT TO REAL ESTATE OPERATING RISKS.

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

     o   lack of demand for rental spaces or units in a locale;

     o   changes in general economic or local conditions;

     o changes in supply of or demand for similar or competing facilities in an area;

     o   the impact of environmental protection laws;

     o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

     o   changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities. All of the properties the Partnership has an interest in are self-storage facilities. Competition in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in certain market areas in which we operate.

         We may incur significant environmental costs and liabilities. As an owner of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, also may adversely affect the owner's or operator's ability to sell, lease or operate its property or to borrow using its property as collateral.

         We have conducted preliminary environmental assessments on most of the properties the Partnership has an interest in to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

ITEM 2.  Properties

         The following table sets forth information as of December 31, 2001 about properties owned by the Partnership:

                                                   Net Rentable       Number of
         Location             Size of Parcel           Area             Spaces        Date of Purchase    Completion Date
-------------------------     -------------     ------------------   ------------     -----------------   ---------------
CALIFORNIA
Azusa                           5.85 acres       102,000 sq. ft.          980           July 14, 1978        Nov. 1978

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

Oakland                         1.97 acres        41,000 sq. ft.          368           Oct. 11, 1978        Apr. 1979

Pasadena                        1.82 acres        37,000 sq. ft.          340           July 19, 1978        Nov. 1978

Redlands                        3.44 acres        63,000 sq. ft.          580           Aug. 24, 1978        Feb. 1979

Richmond                        1.82 acres        35,000 sq. ft.          350           Aug. 23, 1978        Mar. 1979

Riverside                       2.47 acres        45,000 sq. ft.          388           Jan. 2, 1979         May 1979

Sacramento
   Howe Avenue                  2.36 acres        41,000 sq. ft.          376           Dec. 14, 1978        Aug. 1979

                                       6

                                                   Net Rentable       Number of
         Location             Size of Parcel           Area             Spaces        Date of Purchase    Completion Date
-------------------------     -------------     ------------------   ------------     -----------------   ---------------
CALIFORNIA
Sacramento
   West Capitol                 3.38 acres        44,000 sq. ft.          457           Jan. 5, 1979         June 1979

San Carlos                      2.80 acres        51,000 sq. ft.          458           Jan. 30, 1979        Oct. 1979

Santa Clara                     4.45 acres        75,000 sq. ft.          695           Dec. 22, 1978      June 1979 and
                                                                                                             July 1981

Tustin                          4.40 acres        67,000 sq. ft.          561           July 3, 1978         Dec. 1978

FLORIDA
Miami Airport
   Expressway                   1.70 acres        29,000 sq. ft.          269           Aug. 24, 1978        Jan. 1979

Miami
   Cutler Ridge (1)             2.30 acres        46,000 sq. ft.          483           Sept. 6, 1978        Apr. 1979

Pembroke Park                   2.35 acres        49,000 sq. ft.          446           Sept. 1, 1978        July 1979

Ft. Lauderdale
   I95 & 23rd Ave.              2.77 acres        45,000 sq. ft.          503           Nov. 9, 1978        Sept. 1979

Ft. Lauderdale
   I95 & Sunrise                3.32 acres        56,000 sq. ft.          558           Dec. 4, 1979        Sept. 1979

(1) On August 24, 1992, this property was damaged by Hurricane Andrew and, as a result, the facility became idle as of this date. The facility was rebuilt and recommenced operations in October 1994. In the second quarter of 2000, the Partnership sold land adjacent to, and not utilized by, the facility (approximately 43% of the entire parcel).

         The weighted average occupancy level for the mini-warehouse facilities was 94% and 91% for 2000 and 2001, respectively.

         As of December 31, 2001, the properties are encumbered, described in this report under Note 7 of the Notes to the Financial Statements included in
Item 14(a).

ITEM 3.  Legal Proceedings

         No material legal proceeding is pending against the Partnership.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2001, there were approximately 1,003 record holders of Units.

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

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  Selected financial data

For the Year Ended December 31,              2001              2000             1999              1998              1997
----------------------------------      --------------    --------------    --------------   --------------    --------------
Revenues                                $   12,158,000    $   10,182,000    $    9,886,000   $    9,234,000    $    8,516,000

Depreciation and amortization                  973,000           962,000           991,000          926,000           881,000

Interest expense                               232,000           709,000         1,021,000        2,080,000         2,805,000

Net income (2)                               7,326,000         5,667,000         5,105,000        3,507,000         2,281,000

Limited partners' share                      7,246,000         5,604,000         5,049,000        3,468,000         2,256,000

General partners' share                         80,000            63,000            56,000           39,000            25,000

Limited partners' per unit data (1)
     Net income (2)                           $181.15           $140.10           $126.23           $86.70            $56.40

As of December 31,
----------------------------------
Cash and cash equivalents               $      434,000    $      525,000    $      249,000   $      433,000    $    1,911,000

Total Assets                            $   21,928,000    $   18,675,000    $   18,643,000   $   20,876,000    $   23,818,000

Mortgage note payable                   $            -    $            -    $            -   $            -    $   25,405,000

Note payable to commercial bank         $            -    $    7,750,000    $   14,050,000   $   19,650,000    $            -

                                       8

(1) Per unit data is based on the weighted average number of the limited partnership units (40,000) outstanding during the period.

(2) Net income for the year ended December 31, 2000 includes a gain relating to the sale of excess land totaling $61,000 ($1.13 per limited partnership unit).

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors", and include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership's has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

Critical Accounting Policy - Impairment of Long Lived Assets
------------------------------------------------------------

         Substantially all of the Partnership's assets consist of investments in real estate assets. We annually evaluate our real estate investments for impairment. This evaluation includes identifying indicators of impairment. When indicators of impairment are present and the undiscounted future cash flows of the assets are less than the carrying amount, an impairment charge is recorded. The Partnership has determined at December 31, 2001 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         The Financial Accounting Standards Board ("FASB") has recently issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS 144"). This Statement addresses the procedures to be followed in evaluating and recording impairment losses with respect to long-lived assets. The Partnership will adopt this Statement in its fiscal year ended December 31, 2002, and expects that there will be no material impact from these statements with respect to impairment losses.

         However, future events could cause us to conclude that our real estate investments are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000:

         The Partnership's net income was $7,326,000 in 2001 compared to $5,667,000 in 2000, representing an increase of $1,659,000. This increase is primarily a result of increased operating results at the Partnership's real estate facilities and a decrease in interest expense.

         During 2001 property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $6,902,000 in 2001 compared to $5,807,000 in 2000, representing an increase of $1,095,000 or 19%. This increase is attributable to an increase in rental income at the Partnership's mini-warehouse facilities partially offset by an increase in cost of operations and depreciation expense.

         Rental income was $11,400,000 in 2001 compared to $9,575,000 in 2000, representing an increase of $1,825,000 or 19%. The increase is attributable to an increase in rental rates at the Partnership's facilities. The weighted average occupancy levels at the mini-warehouse facilities were 91% and 94% in 2001 and 2000, respectively. The annual realized rent per occupied square foot was $14.27 in 2001 compared to $11.84 in 2000 (a 21% increase).

         Cost of operations (including management fees paid to an affiliate) increased $719,000 or 26% to $3,525,000 in 2001 from $2,806,000 in 2000. This increase is primarily attributable to increases in management fees and advertising expenses.

         Interest expense was $232,000 and $709,000 in 2001 and 2000, respectively, representing a decrease of $477,000 or 67%. The decrease results from a lower average outstanding loan balance in 2001 compared to 2000. See Liquidity and Capital Resources for a discussion of the refinancing of the Partnership's indebtedness.

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

Liquidity and Capital Resources
-------------------------------

         Cash flows from operating activities ($8,142,000 for the year ended December 31, 2001) have been sufficient to meet all current obligations of the Partnership. During 2002, the Partnership anticipates approximately $179,000 of capital improvements compared to $483,000 in 2001 and $311,000 in 2000.

         At December 31, 2001 the Partnership held 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A (marketable securities) with a fair value totaling $13,096,000 (cost basis of $6,340,000 at December 31, 2001) in Public Storage, Inc. (PSI). The Partnership received $676,000 in dividends during 2001.

DISTRIBUTIONS

         Distributions to the limited and general partners for the years 1978-1991 aggregated $62,032,000 including $29,360,000 distributed to the partners in 1988 in connection with a financing of the properties. In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its funds available for debt principal payments. As all debt service has been repaid as of December 31, 2001, the Partnership expects to resume with quarterly distributions beginning in the first quarter of 2002.

PARTNERSHIP FINANCINGS

         During 1988, the Partnership financed all of its properties with a $30,500,000 loan with fixed interest of 10.47 percent per annum. Net proceeds of $29,360,000 were distributed to the partners in October 1988 and are included in the 1988 distribution.

         On July 1, 1998, the Partnership paid off the mortgage note payable with cash reserves and with the proceeds of a $22,000,000 loan from Public Storage, Inc., a general partner of the Partnership. The loan from Public Storage, Inc. had a fixed interest rate of 7.2% and matured June 30, 1999. The loan was paid off without penalty with the proceeds of a new loan as described in the next paragraph.

         During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20%. The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. During December 2001, the Partnership paid the loan in full. The loan proceeds were used to pay off the Partnership's note to Public Storage, Inc.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

         The Partnership's interest expense is sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest paid on the Partnership's debt. To mitigate the impact of fluctuations in U.S. interest rates, the Partnership generally maintains its debt as fixed rate in nature by borrowing on a long-term basis or entering into interest swap transactions. As of December 31, 2001, the Partnership had no outstanding debt.

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

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement. Through 1996, the business parks owned by the Joint Venture were managed by a predecessor of PSBPLP, pursuant to a Management Agreement. In January 1997, the Joint Venture transferred its business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

            Name                          Positions with PSI
------------------------      -------------------------------------------------
B. Wayne Hughes               Chairman of the Board and Chief Executive Officer
Harvey Lenkin                 President and Director
Marvin M. Lotz                Senior Vice President and Director
B. Wayne Hughes, Jr.          Vice President and Director
John Reyes                    Senior Vice President and Chief Financial Officer
Carl B. Phelps                Senior Vice President and General Counsel
Bahman Abtahi                 Senior Vice President
W. David Ristig               Senior Vice President
Anthony Grillo                Senior Vice President
A. Timothy Scott              Senior Vice President and Tax Counsel
David P. Singelyn             Vice President and Treasurer
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack Jr.         Director
Uri P. Harkham                Director
Daniel C. Staton              Director

         B. Wayne Hughes, age 68, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 65, has been employed by PSI for 24 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 59, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 42 became a director of PSI in January 1998. He has been employed by the Company since 1989 and has been a Vice President - Acquisitions of PSI since 1992. Mr. Hughes, Jr. is involved in the coordination and direction of PSI's acquisition and development activities and is also the president of a firm that manufactures and distributes sweets. He is the son of
B. Wayne Hughes.

         John Reyes, age 41, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 63, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development until April 2001 when he became General Counsel. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Bahman Abtahi, age 58, joined the Company in July 1996 and was Senior Vice-President - Construction and Development of the Real Estate Division and a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Abtahi had responsibility for all of Public Storage's construction and maintenance activities until April 2001 when he was made responsible for special projects. Prior to joining the Company, he was a management consultant.

         W. David Ristig, age 53, rejoined the Company in August 1995 and was a Vice President of the Company until May 2000 when he became a Senior Vice President of the Company. Mr. Ristig is responsible for the Company's land acquisition and construction program. He was previously employed by the Company from 1980 until 1984 and from 1986 until 1990 and was involved in property acquisition and development. From 1990 until August 1995, Mr. Ristig held positions as a loan officer with three companies in the mortgage banking industry.

         Anthony Grillo, age 46, became a Senior Vice President of the Company in November 2001. Mr. Grillo has been employed by the Company or a predecessor since 1981, and is currently Executive Vice President of the Property Management Division. Previously, Mr. Grillo held various other management positions in the Company's property management operations.

         A. Timothy Scott, age 50, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singelyn, age 40, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Robert J. Abernethy, age 62, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 66, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 68, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 54, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 53, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 49, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

         Pursuant to Articles 16 and 17 of the Partnership's Amended Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement, File No. 2-92009, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

         Each director of PSI serves until he resigns or is removed from office by PSI, and may resign or be removed from office at any time with or without cause. Each officer of PSI serves until he resigns or is removed by the board of directors of PSI. Any such officer may resign or be removed from office at any time with or without cause.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         (a) At March 15, 2002, the following beneficially owned more than 5% of the Units:

          Title                           Name and Address                      Beneficial                Percent
        of Class                        of Beneficial Owners                    Ownership                 of Class
----------------------     ------------------------------------------       ----------------              --------
Units of Limited           Public Storage, Inc.                             13,271 Units (1)                33.2%
Partnership Interest       701 Western Avenue
                           Glendale, California 91201

Units of Limited           B. Wayne Hughes, Tamara Hughes Gustavson,        13,497 Units (2)                33.7%
Partnership Interest       PS Orangeco Partnerships, Inc.
                           701 Western Avenue
                           Glendale, California 91201

(1) Includes (i) 12,965 Units owned by PSI as to which PSI has sole voting and dispositive power, and (ii) 306 Units which PSI has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

(2) Includes 5,892 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power, (ii) 306 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 306 units, and (iii) 7,299 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own 51% of the voting stock and PSI the remaining 49%.

         (b) The Partnership has no officers and directors. The General Partners contributed $202,000 to the original capital of the Partnership and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 9 Units (0.02% of the Units). The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 13,210 Units, representing 33.0% of the Units (including the 5,892 Units owned by Hughes and the 7,299 Units owned by PS Orangeco Partnerships, Inc.).

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

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. During 2001, the Partnership paid fees of $647,000 to PSI pursuant to the Management Agreement.

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

(b)      Reports on Form 8-K:  No reports on Form 8-K were filed during 2001.

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

                                 PUBLIC STORAGE PROPERTIES IV, LTD.,
                                 A California Limited Partnership
Dated:  March 29, 2002           By: Public Storage, Inc., General Partner

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

                 Signature                                         Capacity                                   Date
---------------------------------------       -------------------------------------------                --------------
/s/ B. Wayne Hughes                           Chairman of the Board and Chief Executive                  March 29, 2002
---------------------------------------       Officer of Public Storage, Inc. and General
B. Wayne Hughes                               Partner (principal executive offer)


/s/ Harvey Lenkin                             President and Director of                                  March 29, 2002
---------------------------------------       Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                            Senior Vice President and Director                         March 29, 2002
---------------------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                      Vice President and Director of                             March 29, 2002
---------------------------------------       Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                                Senior Vice President and Chief Financial Officer          March 29, 2002
---------------------------------------       of Public Storage, Inc. (principal financial
John Reyes                                    officer and principal accounting officer)

/s/ Robert J. Abernethy                       Director of Public Storage, Inc.                           March 29, 2002
---------------------------------------
Robert J. Abernethy

                                              Director of Public Storage, Inc.
---------------------------------------
Dann V. Angeloff

                                              Director of Public Storage, Inc.
---------------------------------------
William C. Baker

                                              Director of Public Storage, Inc.
---------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                            Director of Public Storage, Inc.                           March 29, 2002
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                          Director of Public Storage, Inc.                           March 29, 2002
---------------------------------------
Daniel C. Staton

                                       17

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))


                                                                         Page
                                                                   References

Report of Independent Auditors                                            F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 2001 and 2000                           F-2

For the years ended December 31, 2001, 2000 and 1999:

         Statements of Income                                             F-3

         Statements of Partners' Equity                                   F-4

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

                         Report of Independent Auditors




The Partners
Public Storage Properties IV, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties IV, Ltd. as of December 31, 2001 and 2000, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties IV, Ltd. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP




March 23, 2002
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                                 BALANCE SHEETS
                           December 31, 2001 and 2000


                                                                                  2001                    2000
                                                                            -----------------       -----------------
                                ASSETS

Cash and cash equivalents                                                   $        434,000        $        525,000
Marketable securities of affiliate (cost of $6,340,000
     as of December 31, 2001 and 2000, respectively)                              13,096,000               9,566,000
Rent and other receivables                                                           495,000                 151,000

Real estate facilities:
     Building and equipment                                                       17,570,000              17,087,000
     Land                                                                          5,021,000               5,021,000
                                                                            -----------------       -----------------
                                                                                  22,591,000              22,108,000

     Less accumulated depreciation                                               (14,750,000)            (13,777,000)
                                                                            -----------------       -----------------
                                                                                   7,841,000               8,331,000

Other assets                                                                          62,000                 102,000
                                                                            -----------------       -----------------
Total assets                                                                $     21,928,000        $     18,675,000
                                                                            =================       =================

                   LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                            $        354,000        $        169,000
Deferred revenue                                                                     224,000                 262,000
Note payable to commercial bank                                                            -               7,750,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units authorized,
         issued and outstanding                                                   10,825,000               5,391,000
     General partners' equity                                                      3,769,000               1,877,000
     Other comprehensive income                                                    6,756,000               3,226,000
                                                                            -----------------       -----------------
     Total partners' equity                                                       21,350,000              10,494,000
                                                                            -----------------       -----------------
Total liabilities and partners' equity                                      $     21,928,000        $     18,675,000
                                                                            =================       =================

                             See accompanying notes.
                                       F-2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2001, 2000 and 1999


                                                            2001                   2000                   1999
                                                      ------------------     ------------------     ------------------
REVENUES:

Rental income                                         $      11,400,000      $       9,575,000      $       9,293,000
Dividends from marketable securities
     of affiliate                                               676,000                595,000                585,000
Gain on sale of land                                                  -                 61,000                      -
Other income                                                     82,000                 12,000                  8,000
                                                      ------------------     ------------------     ------------------
                                                             12,158,000             10,243,000              9,886,000
                                                      ------------------     ------------------     ------------------
COSTS AND EXPENSES:

Cost of operations                                            2,878,000              2,232,000              2,135,000
Management fees paid to affiliate                               647,000                574,000                558,000
Depreciation                                                    973,000                962,000                991,000
Administrative                                                  102,000                 99,000                 76,000
Interest expense                                                232,000                709,000              1,021,000
                                                      ------------------     ------------------     ------------------
                                                              4,832,000              4,576,000              4,781,000
                                                      ------------------     ------------------     ------------------

NET INCOME                                            $       7,326,000      $       5,667,000      $       5,105,000
                                                      ==================     ==================     ==================

Limited partners' share of net income ($181.15
     per unit in 2001, $140.10 per unit in 2000
     and $126.23 per unit in 1999)                    $       7,246,000      $       5,604,000      $       5,049,000

General partners' share of net income                            80,000                 63,000                 56,000
                                                      ------------------     ------------------     ------------------
                                                      $       7,326,000      $       5,667,000      $       5,105,000
                                                      ==================     ==================     ==================

                            See accompanying notes.
                                      F-3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2001, 2000 and 1999


                                                                                        Other
                                                                                    Comprehensive     Total Partners'
                                            Limited Partners   General Partners        Income        Equity (Deficit)
                                            ----------------   -----------------   ----------------  ----------------
Balance at December 31, 1999                $     1,188,000     $       413,000    $     2,575,000    $     4,176,000

Change in unrealized gain on marketable
     securities                                           -                   -            651,000            651,000

Net income                                        5,604,000              63,000                  -          5,667,000

Equity transfer                                  (1,401,000)          1,401,000                  -                  -
                                            ----------------   -----------------   ----------------  ----------------

Balance at December 31, 2000                      5,391,000           1,877,000          3,226,000         10,494,000

Change in unrealized gain on marketable
     securities                                           -                   -          3,530,000          3,530,000

Net income                                        7,246,000              80,000                  -          7,326,000

Equity transfer                                  (1,812,000)          1,812,000                  -                  -
                                            ----------------   -----------------   ----------------  ----------------

Balance at December 31, 2001                $    10,825,000     $     3,769,000    $     6,756,000    $    21,350,000
                                            ================   =================   ================  ================

                            See accompanying notes.
                                      F-4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999


                                                                        2001               2000                1999
                                                                   ----------------   ----------------   ----------------
Cash flows from operating activities:

     Net income                                                    $     7,326,000    $     5,667,000    $     5,105,000

     Adjustments to reconcile net income to cash provided by operating activities:

         Depreciation                                                      973,000            962,000            991,000
         Gain on sale of land                                                    -            (61,000)                 -
         Increase in rent and other receivables                           (344,000)           (11,000)          (253,000)
         Amortization of prepaid loan fees                                  24,000             13,000             13,000
         Decrease (increase) in other assets                                16,000             (2,000)                 -
         Increase (decrease) in accounts payable                           185,000             (8,000)           (72,000)
         (Decrease) increase in deferred revenue                           (38,000)            22,000              5,000
                                                                   ----------------   ----------------   ----------------
         Total adjustments                                                 816,000            915,000            684,000
                                                                   ----------------   ----------------   ----------------
         Net cash provided by operating activities                       8,142,000          6,582,000          5,789,000
                                                                   ----------------   ----------------   ----------------
Cash flows from investing activities:

     Proceeds from the sale of land                                              -            305,000                  -
     Additions to real estate facilities                                  (483,000)          (311,000)          (373,000)
                                                                   ----------------   ----------------   ----------------
         Net cash used in investing activities                            (483,000)            (6,000)          (373,000)
                                                                   ----------------   ----------------   ----------------
Cash flows from financing activities:

     Principal payments on note payable to commercial bank              (7,750,000)        (6,300,000)        (5,600,000)
                                                                   ----------------   ----------------   ----------------
         Net cash used in financing activities                          (7,750,000)        (6,300,000)        (5,600,000)
                                                                   ----------------   ----------------   ----------------
Net (decrease) increase in cash and cash equivalents                       (91,000)           276,000           (184,000)

Cash and cash equivalents at the beginning of the year                     525,000            249,000            433,000
                                                                   ----------------   ----------------   ----------------
Cash and cash equivalents at the end of the year                   $       434,000    $       525,000    $       249,000
                                                                   ================   ================   ================

                            See accompanying notes.
                                      F-5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2001, 2000 and 1999
                                   (Continued)


                                                                        2001               2000                1999
                                                                   ----------------   ----------------   ----------------
Supplemental schedule of non-cash investing and financing activities:

     Receipt of stock dividend:
       Marketable securities                                       $             -    $       249,000    $             -
                                                                   ================   ================   ================
       Rent and other receivables                                  $             -    $      (249,000)   $             -
                                                                   ================   ================   ================

     Increase (decrease) in fair value of marketable securities:
       Marketable securities                                       $     3,530,000    $       651,000    $    (1,671,000)
                                                                   ================   ================   ================
       Other comprehensive income                                  $     3,530,000    $       651,000    $    (1,671,000)
                                                                   ================   ================   ================

                            See accompanying notes.
                                      F-6

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


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

         Mini-Warehouse Facilities:
         -------------------------

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

                  In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires impairment losses to be recorded on long-lived assets. We annually evaluate long-lived assets (including intangibles), by identifying indicators of impairment and, if such indicators exist, by comparing the sum of the estimated undiscounted future cash flows for each asset to the asset's carrying amount. When indicators of impairment are present and the sum of the undiscounted cash flows is less than the carrying value of such asset, an impairment loss is recorded equal to the difference between the asset's current carrying value and its value based upon discounting its estimated future cash flows. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have indicated no impairment in the carrying amount of our assets.

                  In May 2000, the Partnership sold excess land adjacent to one of the operating properties for $305,000. This resulted in a gain of $61,000 realized in the second quarter of 2000.

         Revenue Recognition:
         -------------------

                  Property rents are recognized as earned. Advertising costs of $420,000, $274,000 and $242,000 in 2001, 2000 and 1999, respectively, are expensed as incurred.

         Allocation of Net Income:
         ------------------------

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

         Cash and Cash Equivalents:
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

2.       Summary of Significant Accounting Policies and Partnership Matters
         (Continued)

         Marketable Securities:
         ---------------------

                  Marketable securities at December 31, 2001 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock Series A of Public Storage, Inc. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 2001, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 2001, and has recorded a corresponding unrealized gain (loss) totaling $3,530,000, $651,000 and $(1,671,000)
         for the years ended December 31, 2001, 2000 and 1999, respectively, as an increase (decrease) to Partnership equity. The Partnership recognized dividends of $676,000, $595,000 and $585,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         Comprehensive Income:
         --------------------

                  As of January 1, 1998, the Partnership adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Partnership's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Partnership's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The primary impact of this statement for the Partnership is to recharacterize unrealized gains or losses in shareholders' equity as "other comprehensive income."

         Other Assets:
         ------------

                  In 1998, the partnership incurred financing costs of $54,000 in connection with the note payable from a commercial bank. These costs are being amortized over the life of the loan. As of December 31, 2001 other assets includes no fees relating to these financing costs.

         Use of Estimates:
         ----------------

                  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Environmental Cost:
         ------------------

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

         Segment Reporting:
         -----------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), therefore the adoption of SFAS No. 131 had no effect on the Partnership disclosures.

2.       Summary of Significant Accounting Policies and Partnership Matters
         (Continued)

         Recent Accounting Pronouncements and Guidance:
         ---------------------------------------------

                  ACCOUNTING FOR BUSINESS COMBINATIONS

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Partnership adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no effect on the Partnership's financial statements.

                  ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

                  In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") which addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination, which are addresses in SFAS 141) are to be accounted for. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS 142, the Partnership will adopt the provisions of SFAS No. 142 in its financial statements beginning with the year ending December 31, 2002. The adoption of the SFAS 142 will have no impact upon the Partnership's financial position or results of operations.

                  ACCOUNTING FOR THE IMPAIRMENT AND DISPOSAL OF LONG-LIVED
                  ASSETS

                  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Partnership expects to adopt SFAS 144 on January 1, 2002, and does not expect that the adoption of the Statement will have a material impact upon the Partnership's financial position or results of operations.

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

5.       Related Party Transactions

                  The Partnership has a Management Agreement with PSI. Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For 2001, 2000 and 1999, the Partnership paid PSI $647,000 $574,000 and $558,000, respectively, pursuant to this management agreement.

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

                  Unaudited taxable net income was $7,535,000, $5,947,000 and $5,408,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7.       Notes Payable

                  During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20%. The loan requires monthly payments of interest and matures September 2002. Principal may be paid, in whole or in part, at any time without penalty or premium. During December 2001, the Partnership paid the loan in full.

                  Interest paid during 2001, 2000 and 1999 was $231,000, $656,000 and $938,000, respectively.

8.       Supplementary Quarterly Financial Data (Unaudited)

                                                               Three Months Ended
                               -------------------------------------------------------------------------------
                               March 31, 2001      June 30, 2001     September 30, 2001      December 31, 2001
                               ---------------    --------------     ------------------      -----------------
Rental Income                  $    2,566,000     $    2,675,000      $     3,206,000        $     2,953,000
Cost of Operations             $      706,000     $      715,000      $     1,132,000        $       972,000
Net Income                     $    1,575,000     $    1,743,000      $     2,086,000        $     1,922,000
Net Income Per Unit            $        38.95     $        43.08      $         51.57        $         47.55


                                                               Three Months Ended
                               -------------------------------------------------------------------------------
                               March 31, 2000      June 30, 2000     September 30, 2000      December 31, 2000
                               ---------------    --------------     ------------------      -----------------
Rental Income                  $    2,336,000     $    2,356,000      $     2,422,000        $     2,461,000
Cost of Operations             $      669,000     $      714,000      $       685,000        $       738,000
Net Income                     $    1,284,000     $    1,336,000      $     1,640,000        $     1,407,000
Net Income Per Unit            $        31.73     $        33.04      $         40.56        $         34.77

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2001


                                         Initial Cost
                                  -----------------------------
                                                                   Costs Subsequent
                                                 Building, Land     to construction
         Description                Land        Imp & Equipment     (Improvements)
----------------------------      ----------    ---------------    ----------------
    CALIFORNIA
Concord                             $349,000         $805,000            $271,000
Tustin                               517,000          844,000             342,000
Pasadena                             379,000          496,000             205,000
Azusa                                501,000        1,093,000             250,000
Redlands                             227,000          771,000             196,000
Riverside                             51,000          595,000             298,000
Oakland                              177,000          650,000             249,000
Richmond                             225,000          639,000             349,000
Santa Clara                          633,000        1,156,000             292,000
San Carlos                           396,000          902,000             198,000
Sacramento/Howe                      194,000          666,000             289,000
Sacramento/West Capitol              100,000          719,000             320,000

    FLORIDA
Miami/Airport Expressway             186,000          442,000             251,000
Miami/Cutler Ridge (1)               525,000          901,000             (36,000)
Pembroke Park                        255,000          607,000             412,000
Ft. Lauderdale/I-95 &
   23rd Ave.                         243,000          611,000             402,000
Ft. Lauderdale/I-95 & Sunrise        286,000          690,000             472,000
                                  ----------    ---------------    ----------------
                                  $5,244,000      $12,587,000          $4,760,000
                                  ==========    ===============    ================

                                              Gross Carrying Amount
                                               at December 31, 2001
                                   ---------------------------------------------

                                                 Building, Land                      Accumulated
         Description                Land        Imp & Equipment         Total        Depreciation     Date Completed
----------------------------       ----------   ---------------      -----------     ------------     ---------------
    CALIFORNIA
Concord                              $349,000       $1,076,000        $1,425,000         $864,000         01/79
Tustin                                517,000        1,186,000         1,703,000          999,000         12/78
Pasadena                              379,000          701,000         1,080,000          552,000         11/79
Azusa                                 501,000        1,343,000         1,844,000        1,185,000         11/78
Redlands                              227,000          967,000         1,194,000          808,000         02/79
Riverside                              51,000          893,000           944,000          734,000         05/79
Oakland                               177,000          899,000         1,076,000          762,000         04/79
Richmond                              225,000          988,000         1,213,000          798,000         03/79
Santa Clara                           633,000        1,448,000         2,081,000        1,173,000        6 & 7/79
San Carlos                            396,000        1,100,000         1,496,000          919,000         10/79
Sacramento/Howe                       194,000          955,000         1,149,000          806,000         08/79
Sacramento/West Capitol               100,000        1,039,000         1,139,000          894,000         06/79

    FLORIDA
Miami/Airport Expressway              186,000          693,000           879,000          612,000         01/79
Miami/Cutler Ridge (1)                302,000        1,088,000         1,390,000          939,000         04/79
Pembroke Park                         255,000        1,019,000         1,274,000          884,000         07/79
Ft. Lauderdale/I-95 &
   23rd Ave.                          243,000        1,013,000         1,256,000          838,000         07/79
Ft. Lauderdale/I-95 & Sunrise         286,000        1,162,000         1,448,000          983,000         10/79
                                   ----------   ---------------      -----------     ------------
                                   $5,021,000      $17,570,000       $22,591,000      $14,750,000
                                   ==========   ===============      ===========     ============

(1) In the second quarter of 2000, the Partnership sold approximately 43% of the land.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                                             2001                     2000
                                                      -------------------      -------------------
Investment in Real Estate
   Balance at the beginning of the year               $       22,108,000       $       22,041,000

   Additions through cash expenditures                           483,000                    6,000
   Sale of Land                                                        -                   61,000
                                                      -------------------      -------------------
Balance at the end of the year                        $       22,591,000       $       22,108,000
                                                      ===================      ===================

Accumulated Depreciation
   Balance at the beginning of the year               $       13,777,000       $       12,815,000

   Additions charged to costs and expenses                       973,000                  962,000
                                                      -------------------      -------------------
                                                      $       14,750,000       $       13,777,000
                                                      ===================      ===================

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $16,844,000 (unaudited).