Form 10-Q
period 2002-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2002-05-15
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                              --------------  --------------

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

                                      INDEX




                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 2002
     and December 31, 2001                                                    2

Condensed statements of income for the three
     months ended March 31, 2002 and 2001                                     3

Condensed statement of partners' equity for the
     three months ended March 31, 2002                                        4

Condensed statements of cash flows for the
     three months ended March 31, 2002 and 2001                               5

Notes to condensed financial statements                                     6-7

Management's discussion and analysis of
     financial condition and results of operations                         8-11

PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K.                                     12

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                March 31,             December 31,
                                                                                  2002                    2001
                                                                            -----------------      -----------------
                                                                              (Unaudited)

                                     ASSETS

Cash and cash equivalents                                                   $      1,174,000       $        434,000
Marketable securities of affiliate (cost of $6,340,000)                           14,474,000             13,096,000
Rent and other receivables                                                           394,000                495,000

Real estate facilities, at cost:
     Buildings and equipment                                                      17,627,000             17,570,000
     Land                                                                          5,021,000              5,021,000
                                                                            -----------------      -----------------
                                                                                  22,648,000             22,591,000

     Less accumulated depreciation                                               (14,987,000)           (14,750,000)
                                                                            -----------------      -----------------
                                                                                   7,661,000              7,841,000

Other assets                                                                          77,000                 62,000
                                                                            -----------------      -----------------
Total assets                                                                $     23,780,000       $     21,928,000
                                                                            =================      =================

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                            $        499,000       $        354,000
Deferred revenue                                                                     270,000                224,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         11,035,000             10,825,000
     General partners' equity                                                      3,842,000              3,769,000
     Other comprehensive income                                                    8,134,000              6,756,000
                                                                            -----------------      -----------------
     Total partners' equity                                                       23,011,000             21,350,000
                                                                            -----------------      -----------------
Total liabilities and partners' equity                                      $     23,780,000       $     21,928,000
                                                                            =================      =================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                         -----------------------------------
                                                                               2002                2001
                                                                         ----------------   ----------------

  REVENUES:

  Rental income                                                          $     2,809,000    $     2,566,000
  Dividends from marketable securities of affiliate                              180,000             92,000
  Other income                                                                    19,000             11,000
                                                                         ----------------   ----------------

                                                                               3,008,000          2,669,000
                                                                         ----------------   ----------------

  COSTS AND EXPENSES:

  Cost of operations                                                             683,000            552,000
  Management fees paid to affiliate                                              165,000            154,000
  Depreciation                                                                   237,000            240,000
  Administrative                                                                  22,000             33,000
  Interest expense                                                                     -            115,000
                                                                         ----------------   ----------------

                                                                               1,107,000          1,094,000
                                                                         ----------------   ----------------

  NET INCOME                                                             $     1,901,000    $     1,575,000
                                                                         ================   ================


  Limited partners' share of net income ($37.00 per unit
    in 2002 and $38.95 per unit in 2001)                                 $     1,480,000    $     1,558,000

  General partners' share of net income                                          421,000             17,000
                                                                         ----------------   ----------------

                                                                         $     1,901,000    $     1,575,000
                                                                         ================   ================

  COMPREHENSIVE INCOME:

  Net income                                                             $     1,901,000    $     1,575,000
  Other comprehensive income (change in unrealized
    gain of marketable equity securities)                                      1,378,000            769,000
                                                                         ----------------   ----------------

                                                                         $     3,279,000    $     2,344,000
                                                                         ================   ================

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners            Partners           Income              Equity
                                              -----------------  -----------------  -----------------  -----------------
Balance at December 31, 2001                  $     10,825,000   $      3,769,000   $      6,756,000   $     21,350,000

Change in unrealized gain of marketable
  equity securities                                          -                  -          1,378,000          1,378,000

Net income                                           1,480,000            421,000                  -          1,901,000

Distributions                                       (1,200,000)          (418,000)                 -         (1,618,000)

Equity transfer                                        (70,000)            70,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at March 31, 2002                     $     11,035,000   $      3,842,000   $      8,134,000   $     23,011,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 --------------------------------
                                                                                    2002                2001
                                                                                 -------------      -------------
Cash flows from operating activities:

     Net income                                                                  $  1,901,000       $  1,575,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 237,000            240,000
         Decrease in rent and other receivables                                       101,000              1,000
         (Increase) decrease in other assets                                          (15,000)             4,000
         Increase in accounts payable                                                 145,000             36,000
         Increase in deferred revenue                                                  46,000             57,000
                                                                                 -------------      -------------

              Total adjustments                                                       514,000            338,000
                                                                                 -------------      -------------

              Net cash provided by operating activities                             2,415,000          1,913,000
                                                                                 -------------      -------------

Cash flows from investing activities:

     Additions to real estate facilities                                              (57,000)           (24,000)
                                                                                 -------------      -------------

              Net cash used in investing activities                                   (57,000)           (24,000)
                                                                                 -------------      -------------

Cash flows from financing activities:

     Distributions paid to partners                                                (1,618,000)                 -
     Principal payments on note payable to commercial bank                                  -         (1,750,000)
                                                                                 -------------      -------------

              Net cash used in financing activities                                (1,618,000)        (1,750,000)
                                                                                 -------------      -------------

Net increase in cash and cash equivalents                                             740,000            139,000

Cash and cash equivalents at beginning of period                                      434,000            525,000
                                                                                 -------------      -------------

Cash and cash equivalents at end of period                                       $  1,174,000       $    664,000
                                                                                 =============      =============

Supplemental schedule of non-cash activities:

     Increase in fair market value of marketable securities:
         Marketable securities                                                   $  1,378,000       $    769,000
                                                                                 =============      =============
         Other comprehensive income                                              $  1,378,000       $    769,000
                                                                                 =============      =============

                            See accompanying notes.
                                       5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2001.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2002, the results of its operations for the three months ended March 31, 2002 and 2001 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 2002 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at March 31, 2002, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 29, 2002. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

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

6. The Partnership recommenced distributions to partners in the first quarter of 2002. Distributions of $30.00 per limited partnership unit were paid on March 15, 2002. Also, distributions in the amount of $418,000 were paid to the general partners (equal to 25% of the total distribution) in accordance with the provisions of the partnership agreement.

7. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS 141") which sets forth revised accounting guidance with respect to accounting for acquisitions of business enterprises. In accordance with the transition provisions of SFAS 141, the Partnership adopted the disclosure and accounting provisions of SFAS 141 on June 30, 2001 and the adoption had no effect on the Partnership's financial statements.

8. In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). We adopted these statements effective January 1, 2002.

         We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at March 31, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

9. Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at March 31, 2002.

10. As of January 1, 1998, the Partnership adopted Statement 130, Reporting Comprehensive Income. Statement 130 requires unrealized gains or losses on the Partnership's available-for- sale securities to be included in other comprehensive income.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in "Risk Factors" (page 10), and include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership's has an interest in; the risk of terrorist attacks; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of the Partnership's assets consist of long-lived assets, primarily real estate. We evaluate our long-lived assets on a quartelry basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at March 31, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Future events could cause us to conclude that our long-lived assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS

         Substantially all of the Partnership's assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescense or other factors, could have a material adverse impact on our financial condition or results of operations.

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001:

         Our net income for the three months ended March 31, 2002 was $1,901,000 compared to $1,575,000 for the three months ended March 31, 2001, representing an increase of $326,000 or 21%. The increase is primarily a result of increased operating results at our real estate facilities and a decrease in interest expense.

         Rental income for the three months ended March 31, 2002 was $2,809,000 compared to $2,566,000 for the three months ended March 31, 2001, representing an increase of $243,000 or 9%. The increase is attributable to higher rental rates. Annual realized rent for the three months ended March 31, 2002 increased to $14.97 per occupied square foot from $13.01 per occupied square foot for the three months ended March 31, 2001, a 15% increase. The weighted average occupancy levels at the mini-warehouse facilities were 86% and 92% for each of the three months ended March 31, 2002 and 2001, respectively.

         Cost of operations (including management fees paid to affiliate) for the three months ended March 31, 2002 was $848,000 compared to $706,000 for the three months ended March 31, 2001, representing a increase of $142,000 or 20%.

         During 2001, we began offering containerized storage at one of our facilities. As a result, we have experienced an increase in both rental income and cost of operations, however, there has been no material impact to net operating income from this property.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($2,415,000 for the three months ended March 31, 2002) have been sufficient to meet all current obligations of the Partnership.

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

         Distributions to the limited and general partners for the years 1978-1991 aggregated $62,032,000 including $29,360,000 distributed to the partners in 1988 in connection with a financing of the properties. In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its funds available for debt principal payments. As all debt service has been repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. We paid distributions to the limited and general partners totaling $1,200,000 ($30.00 per unit) and $418,000, respectively, during the first three months of 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

RISK FACTORS
------------

         In addition to the other information in our Form 10-Q, you should consider the following factors in evaluating the Partnership:

         PUBLIC STORAGE HAS A SIGNIFICANT DEGREE OF CONTROL OVER THE
PARTNERSHIP.

         Public Storage is general partner and owns approximately 33.2% of our outstanding limited partnership units. In addition, PS Orangeco Partnerships, Inc., an affiliate of Public Storage, owns 18.2% of our outstanding limited partnership units. As a result, Public Storage has a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

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

         o    potential terrorist attacks;

         o    the impact of environmental protection laws;

         o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

         o    changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities. Most of the properties the Partnership has an interest in are self-storage facilities. Competition in the market areas in which many of our properties are located is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in certain market areas in which we operate.

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







                                            DATED: May 15, 2002

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