Form 10-Q
period 2002-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2002-08-14
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2002

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

                                      INDEX




                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 2002
     and December 31, 2001                                                   2

Condensed statements of income for the thee and six
     months ended June 30, 2002 and 2001                                     3

Condensed statement of partners' equity for the
     six months ended June 30, 2002                                          4

Condensed statements of cash flows for the
     six months ended June 30, 2002 and 2001                                 5

Notes to condensed financial statements                                      6

Management's discussion and analysis of
     financial condition and results of operations                         7-8

Risk Factors                                                               8-9

PART II.  OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K.                                    10

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               June 30,              December 31,
                                                                                 2002                   2001
                                                                            -----------------      -----------------
                                                                              (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                                   $      1,075,000       $        434,000
Marketable securities of affiliate (cost of $6,340,000)                           14,518,000             13,096,000
Rent and other receivables                                                           335,000                495,000

Real estate facilities, at cost:
     Buildings and equipment                                                      17,699,000             17,570,000
     Land                                                                          5,021,000              5,021,000
                                                                            -----------------      -----------------
                                                                                  22,720,000             22,591,000

     Less accumulated depreciation                                               (15,223,000)           (14,750,000)
                                                                            -----------------      -----------------
                                                                                   7,497,000              7,841,000

Other assets                                                                          77,000                 62,000
                                                                            -----------------      -----------------
Total assets                                                                $     23,502,000       $     21,928,000
                                                                            =================      =================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable                                                            $        249,000       $        354,000
Deferred revenue                                                                     282,000                224,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         10,973,000             10,825,000
     General partners' equity                                                      3,820,000              3,769,000
     Other comprehensive income                                                    8,178,000              6,756,000
                                                                            -----------------      -----------------

     Total partners' equity                                                       22,971,000             21,350,000
                                                                            -----------------      -----------------

Total liabilities and partners' equity                                      $     23,502,000       $     21,928,000
                                                                            =================      =================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,
                                                       -----------------------------------   -----------------------------------
                                                             2002               2001                2002               2001
                                                       ----------------   ----------------   ----------------   ----------------

  REVENUES:

  Rental income                                        $     2,818,000    $     2,675,000     $     5,627,000    $     5,241,000
  Dividends from marketable securities of affiliate            179,000             91,000             359,000            183,000
  Other income                                                  21,000             17,000              40,000             28,000
                                                       ----------------   ----------------   ----------------   ----------------
                                                             3,018,000          2,783,000           6,026,000          5,452,000

  COSTS AND EXPENSES:

  Cost of operations                                           730,000            560,000           1,413,000          1,112,000
  Management fees paid to affiliate                            168,000            155,000             333,000            309,000
  Depreciation                                                 236,000            240,000             473,000            480,000
  Administrative                                                27,000             17,000              49,000             50,000
  Interest expense                                                   -             68,000                   -            183,000
                                                       ----------------   ----------------   ----------------   ----------------
                                                             1,161,000          1,040,000           2,268,000          2,134,000
                                                       ----------------   ----------------   ----------------   ----------------
  NET INCOME                                           $     1,857,000    $     1,743,000     $     3,758,000    $     3,318,000
                                                       ================   ================   ================   ================

  Limited partners' share of net income ($70.93 per
    unit in 2002 and $82.03 per unit in 2001)                                                 $     2,837,000    $     3,281,000

  General partners' share of net income                                                               921,000             37,000
                                                                                             ----------------   ----------------
                                                                                              $     3,758,000    $     3,318,000
                                                                                             ================   ================

  COMPREHENSIVE INCOME:

  Net income                                                                                  $     3,758,000    $     3,318,000
  Other comprehensive income (change in unrealized
    gain of marketable equity securities)                                                           1,422,000          2,064,000
                                                                                             ----------------   ----------------
                                                                                              $     5,180,000    $     5,382,000
                                                                                             ================   ================

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners            Partners           Income              Equity
                                              -----------------  -----------------  -----------------  -----------------
Balance at December 31, 2001                  $     10,825,000   $      3,769,000   $      6,756,000   $     21,350,000

Change in unrealized gain of marketable
  equity securities                                          -                  -          1,422,000          1,422,000

Net income                                           2,837,000            921,000                  -          3,758,000

Distributions                                       (2,640,000)          (919,000)                 -         (3,559,000)

Equity transfer                                        (49,000)            49,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at June 30, 2002                      $     10,973,000   $      3,820,000   $      8,178,000   $     22,971,000
                                              =================  =================  =================  =================

                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                 --------------------------------
                                                                                     2002                2001
                                                                                 -------------      -------------
Cash flows from operating activities:

     Net income                                                                  $  3,758,000       $  3,318,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 473,000            480,000
         Decrease (increase) in rent and other receivables                            160,000            (20,000)
         Amortization of prepaid loan fees                                                  -              7,000
         Increase in other assets                                                     (15,000)            (5,000)
         (Decrease) increase in accounts payable                                     (105,000)           206,000
                                                                                 -------------      -------------
         Increase in deferred revenue                                                  58,000             53,000

              Total adjustments                                                       571,000            721,000
                                                                                 -------------      -------------
              Net cash provided by operating activities                             4,329,000          4,039,000
                                                                                 -------------      -------------

Cash flows from investing activities:

     Additions to real estate facilities                                             (129,000)          (243,000)
                                                                                 -------------      -------------
              Net cash used in investing activities                                  (129,000)          (243,000)
                                                                                 -------------      -------------

Cash flows from financing activities:

     Distributions paid to partners                                                (3,559,000)                 -
     Principal payments on note payable to commercial bank                                  -         (3,950,000)
                                                                                 -------------      -------------
              Net cash used in financing activities                                (3,559,000)        (3,950,000)
                                                                                 -------------      -------------

Net increase (decrease) in cash and cash equivalents                                  641,000           (154,000)

Cash and cash equivalents at beginning of period                                      434,000            525,000
                                                                                 -------------      -------------
Cash and cash equivalents at end of period                                       $  1,075,000       $    371,000
                                                                                 =============      =============
Supplemental schedule of non-cash activities:

     Increase in fair market value of marketable securities:
         Marketable securities                                                   $  1,422,000       $  2,064,000
                                                                                 =============      =============
         Other comprehensive income                                              $  1,422,000       $  2,064,000
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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2002, the results of its operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at June 30, 2002 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at June 30, 2002, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 28, 2002. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20%. The loan was scheduled to mature September 2002. During December 2001, the Partnership paid the loan in full without penalty.

6. The Partnership recommenced distributions to partners in the first quarter of 2002. Distributions of $36.00 per limited partnership unit were paid on June 15, 2002. During the first six months of 2002, the limited partners have been paid distributions totaling $2,640,000. Also, during the first six months of 2002, distributions totaling $919,000 were paid to the general partners (equal to 25.825% of the total distribution) in accordance with the provisions of the partnership agreement.

7. In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). We adopted these statements effective January 1, 2002.

         We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at June 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

         Statement No. 144 also addresses the accounting for long-lived assets that are likely to be disposed of before the end of their previously estimated useful life. Such assets are to be reported at the lower of their carrying amount or fair value, less cost to sell. Our evaluations have determined that there are no such impairments at June 30, 2002.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of the Partnership's assets consist of long-lived assets, primarily real estate. We evaluate our long-lived assets on a quarterly basis for indicators of impairment. When indicators of impairment are detected, we evaluate the recoverability of such long-lived assets. To the extent that the estimated future undiscounted cash flows are less than the respective book value, an impairment charge is recorded. The Partnership has determined at June 30, 2002 that no such impairments existed and, accordingly, no impairment charges have been recorded.

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

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001:

         Our net income for the six months ended June 30, 2002 was $3,758,000 compared to $3,318,000 for the six months ended June 30, 2001, representing an increase of $440,000 or 13%. Our net income for the three months ended June 30, 2002 was $1,857,000 compared to $1,743,000 for the three months ended June 30, 2001, representing an increase of $114,000 or 7%. These increases are primarily a result of increased operating results at our real estate facilities and a decrease in interest expense.

         Rental income for the six months ended June 30, 2002 was $5,627,000 compared to $5,241,000 for the six months ended June 30, 2001, representing an increase of $386,000 or 7%. Rental income for the three months ended June 30, 2002 was $2,818,000 compared to $2,675,000 for the three months ended June 30, 2001, representing an increase of $143,000 or 5%. These increases are primarily attributable to higher rental rates. Weighted average occupancy levels at the mini-warehouse facilities were 87% and 92% for the six months ended June 30, 2002 and 2001, respectively. Annual realized rent for the six months ended June 30, 2002 increased to $13.81 per occupied square foot from $13.14 per occupied square foot for the six months ended June 30, 2001.

         Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 2002 was $1,746,000 compared to $1,421,000 for the six months ended June 30, 2001, representing an increase of $325,000 or 23%. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 2002 was $898,000 compared to $715,000 for the three months ended June 30, 2001, representing an increase of $183,000 or 26%.

         During 2001, we began offering containerized storage at one of our facilities. As a result, we have experienced an increase in both rental income and cost of operations, however, there has been no material impact to net operating income from this property.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($4,329,000 for the six months ended June 30, 2002) have been sufficient to meet all current obligations of the Partnership.

         During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. The loan is unsecured and bears interest at the London Interbank Offering Rate ("LIBOR") plus 0.60% to 1.20%. The loan was scheduled to mature September 2002. During December 2001, the Partnership paid the loan in full without penalty.

         As all debt service has been repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. We paid distributions to the limited and general partners totaling $2,640,000 ($66.00 per unit) and $919,000, respectively, during the first six months of 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

Item 6 Exhibits and Reports on Form 8-K.
       ---------------------------------

         (a)      The following exhibits are included herein:

                  (1)      Certification of CEO and CFO Pursuant to 18 U.S.C.
                           Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Form 8-K

                  None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         DATED: August 14, 2002

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