Form 10-K
period 2002-12-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2003-03-28
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                    Yes   No X
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

                                      NONE

                                     PART I

ITEM 1.  Business

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

         The Partnership has reported annually to the Securities and Exchange Commission on form 10-K which includes financial statements certified by independent public accountants. The Partnership has also reported quarterly to the Securities and Exchange Commission on Form 10-Q and includes unaudited financial statements with such filings. The Partnership expects to continue such reporting.

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

         The Partnership's general partners are PSI and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners"). Hughes has been a general partner of the Partnership since its inception. Hughes is chairman of the board of PSI, was chief executive officer through November 7, 2002 of PSI, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI.

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

Investment Objectives and Policies
----------------------------------

         The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its investments, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners, and (iv) provided for cash distributions from operations.

         Following are the Partnership's investment practices and policies. The Partnership does not anticipate making any additional investments other than maintenance capital expenditures and does not anticipate liquidating the investments it now holds. While a vote of the limited partners is generally required to change the Partnership's investment policies, PSI holds a majority of the limited partnership units, and as a result, the General Partners could change these policies through PSI's vote.

         * Our investments consists of (i) 17 self-storage facilities, (ii) 381,980 shares of Public Storage, Inc. common stock and (iii) 12,412 shares of Public Storage, Inc. Series A, Equity Stock. All of these investments are in real estate or real estate entities holding real estate located in the United States. See "Mini-warehouses" and Item 2 "Properties" for further information. These investments were acquired both for income and capital gains.

         * There is no limitation on the amount or percentage of assets which can be invested in any specific person.

         The Partnership does not anticipated borrowing money, issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities.

Mini-warehouses
---------------

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

         * MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE ANNUAL REALIZED RENTS. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses was 91% in 2001 and 86% 2002. Annual realized rents per occupied square foot decreased 2.9% from $14.27 in 2001 to $13.85 in 2002.

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

         * PROFESSIONAL PROPERTY OPERATION. There are approximately 4,500 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and others owners of properties operated by PSI.

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

         The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

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

Federal Income Tax
------------------

         Public Storage Properties IV, Ltd. is treated as a partnership for federal income tax purposes with the taxable income of the entity allocated to each partners in accordance with the partnership agreement.

Employees
---------

         There are 26 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 1A. Risk Factors

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

         PUBLIC STORAGE HAS A SIGNIFICANT DEGREE OF CONTROL OVER THE
PARTNERSHIP.

         Public Storage is general partner and owns approximately 33.2% of our outstanding limited partnership units. In addition, PS Orangeco Partnerships, Inc., an affiliate of Public Storage, owns an additional 18.2% of our outstanding limited partnership units. As a result, Public Storage has a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

         SINCE OUR BUSINESS CONSISTS PRIMARILY OF ACQUIRING AND OPERATING REAL ESTATE, WE ARE SUBJECT TO REAL ESTATE OPERATING RISKS.

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

     *   lack of demand for rental spaces or units in a locale;

     *   changes in general economic or local conditions;

     * changes in supply of or demand for similar or competing facilities in an area;

     *   potential terrorists attacks;

     *   the impact of environmental protection laws;

     * changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

     *   changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 94% of our rental revenue during 2002. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         We have conducted preliminary environmental assessments on the properties the Partnership has an interest in to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

         Property taxes can increase and cause a decline in yields on investments. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact the Partnership's profitability.

         We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures: All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accomodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and the award of damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to Partners. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

         TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

         Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict, which could further impact our business and operating results.

ITEM 2.  Properties

         The following table sets forth information as of December 31, 2002 about properties owned by the Partnership:

                                                  Net Rentable        Number of                              Completion
         Location             Size of Parcel         Area              Spaces         Date of Purchase          Date
-----------------------      ----------------   ---------------       ----------     ------------------      ----------
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

Riverside                       2.47 acres        45,000 sq. ft.          389           Jan. 2, 1979         May 1979

Sacramento
   Howe Avenue                  2.36 acres        41,000 sq. ft.          376           Dec. 14, 1978        Aug. 1979

Sacramento
   West Capitol                 3.38 acres        44,000 sq. ft.          457           Jan. 5, 1979         June 1979

San Carlos                      2.80 acres        51,000 sq. ft.          458           Jan. 30, 1979        Oct. 1979

Santa Clara                     4.45 acres        75,000 sq. ft.          691           Dec. 22, 1978      June 1979 and
                                                                                                             July 1981

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

         The weighted average occupancy level for the mini-warehouse facilities was 91% and 86% for 2001 and 2002, respectively.

         As of December 31, 2002, the properties are not encumbered as described further in this report under Note 7 of the Notes to the Financial Statements included in Item 15(a).

         The Partnership does not have any agreements to buy or sell any real estate nor does it expect to further develop any of its facilities except for capital improvements.

ITEM 3.  Legal Proceedings

Salaam, et. Al V. Public Storage, Inc. (filed February 2000)
------------------------------------------------------------

         The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial. This denial does not deal with the claim under the California Unfair Business Practices Act.

         The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification and opposing the claim on behalf of others under the California Unfair Business Practices Act.

Henriquez v. Public Storage, Inc. (Filed June 2002; Dismissed January, 2003)
----------------------------------------------------------------------------

         The plaintiff in this case filed a suit against the Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleged that the Company misrepresents the size of its units and sought damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. In January 2003, the plaintiff caused this suit to be dismissed. The plaintiff's attorney has advised that he anticipates filing a similar suit against the Company on behalf of a new plaintiff. However, the Company cannot presently determine the potential total damages, if any, or the ultimate outcome of any such litigation. If a new suit is filed, the Company intends to vigorously contest any claims on which it is based.

         Public Storage and the Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of the Partnership.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2002, there were approximately 998 record holders of Units.

         Distributions to the general and limited partners of all cash available for distribution (as defined) are made quarterly. Cash available for distribution is generally funds from operations of the Partnership, without deduction for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the general partners) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties.

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  Selected financial data

For the Year Ended December 31,              2002              2001             2000              1999              1998
------------------------------------    --------------    --------------    --------------   --------------    --------------
Revenues                                $   11,451,000    $   12,158,000    $   10,243,000   $    9,886,000    $    9,234,000

Depreciation and amortization                  951,000           973,000           962,000          991,000           926,000

Interest expense                                     -           232,000           709,000        1,021,000         2,080,000

Net income (2)                               7,311,000         7,326,000         5,667,000        5,105,000         3,507,000

Limited partners' share                      5,345,000         7,246,000         5,604,000        5,049,000         3,468,000

General partners' share                      1,966,000            80,000            63,000           56,000            39,000

Limited partners' per unit data (1)
     Net income (2)                           $133.63           $181.15           $140.10          $126.23            $86.70
     Cash Distributions                       $142.00              -                 -                -                 -

As of December 31,
------------------

Cash and cash equivalents               $      698,000    $      434,000    $      525,000   $      249,000    $      433,000

Total Assets                            $   21,012,000    $   21,928,000    $   18,675,000   $   18,643,000    $   20,876,000

Note payable to commercial bank         $            -    $            -    $    7,750,000   $   14,050,000    $   19,650,000

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

Critical Accounting Policies
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. We quarterly evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cashflows, which also involves significant judgment. We have identified no such impairments at December 31, 2002. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS

         Substantially all of our assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material adverse impact on our financial condition or results of operations.


         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Note 9 to the partnership's financial statements.

         ACCRUALS FOR OPERATING EXPENSES

         We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

Results of Operations
---------------------

         YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001:

         The Partnership's net income was $7,311,000 in 2002 compared to $7,326,000 in 2001, representing a decrease of $15,000. This decrease is primarily a result of decreased operating results at the Partnership's real estate facilities partially offset by a decrease in interest expense.

         During 2002 property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $6,591,000 in 2002 compared to $6,902,000 in 2001, representing a decrease of $311,000 or 5%. This decrease is attributable to a decrease in rental revenues at the Partnership's mini-warehouse facilities partially offset by a decrease in cost of operations.

         Rental income was $10,650,000 in 2002 compared to $11,400,000 in 2001, representing a decrease of $750,000 or 7%. The decrease is attributable to a decrease in average occupancy at the Partnership's mini-warehouse facilities. The weighted average occupancy levels at the mini-warehouse facilities were 86% and 91% in 2002 and 2001, respectively. The annual realized rent per occupied square foot was $13.85 in 2002 compared to $14.27 in 2001.

         Cost of operations (including management fees paid to an affiliate) decreased $417,000 or 12% to $3,108,000 in 2002 from $3,525,000 in 2001. This decrease is primarily attributable to decrease in payroll expenses.

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

Liquidity and Capital Resources
-------------------------------

         Cash flows from operating activities ($8,273,000 for the year ended December 31, 2002) have been sufficient to meet all current obligations of the Partnership. During 2003, the Partnership anticipates approximately $309,000 of capital improvements compared to $359,000 in 2002 and $483,000 in 2001.

         At December 31, 2002 the Partnership held 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A (marketable securities) with a fair value totaling $12,673,000 (cost basis of $6,340,000 at December 31, 2002) in Public Storage, Inc. (PSI). The Partnership received $718,000 in dividends during 2002.

         DISTRIBUTIONS

         Distributions to the limited and general partners for the years 1978-1991 aggregated $62,032,000 including $29,360,000 distributed to the partners in 1988 in connection with a financing of the properties. In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its funds available for debt principal payments. As all debt service was repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. We paid distributions for the year to the limited and general partners totaling $5,680,000 ($142.00 per unit) and $1,970,000, respectively, as of December 31, 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

         As of December 31, 2002, the Partnership had no outstanding debt.

ITEM 8.  Financial Statements and Supplementary Data

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 15(a).

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

         Name                          Positions with PSI
----------------------        --------------------------------------------------
B. Wayne Hughes               Chief Executive Officer (through November 7, 2002)
                                and Chairman of the Board
Ronald L. Havner, Jr.         Chief Executive Officer (after November 7, 2002)
                                and Vice Chairman of the Board
Harvey Lenkin                 President and Director
Marvin M. Lotz                Senior Vice President and Director
B. Wayne Hughes, Jr.          Director
John Reyes                    Senior Vice President and Chief Financial Officer
Robert J. Abernethy           Director
Dann V. Angeloff              Director
William C. Baker              Director
Thomas J. Barrack Jr.         Director
Uri P. Harkham                Director
Daniel C. Staton              Director

         B. Wayne Hughes, age 69, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. On November 7, 2002, Mr. Hughes resigned as Chief Executive Officer of PSI. He remains as chairman of the board of directors, and intends to focus on strategic and marketing initiatives. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Ronald L. Havner, Jr., age 45, was appointed Vice Chairman and Chief Executive Officer of PSI on November 7, 2002. Mr. Havner has been employed by PSI in various accounting and operational capacities since 1986 and served as Senior Vice President and Chief Financial Officer from November 1991 until December 1996 when be became Chairman, President and Chief Executive Officer of PS Business Parks, Inc. (AMEX: symbol PSB) an affiliate of the Company. He is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the Urban Land Institute (ULI) and a Director of Business Machine Security, Inc. and Mobile Storage Group, Inc. Mr. Havner earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles.

         Harvey Lenkin, age 66, has been employed by PSI for 25 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         Marvin M. Lotz, age 60, became a director of PSI in May 1999. Mr. Lotz has been a Senior Vice President of the Company since November 1995 and President of the Property Management Division since 1988 with overall responsibility for Public Storage's mini-warehouse operations. He had overall responsibility for the Company's property acquisitions from 1983 until 1988.

         B. Wayne Hughes, Jr., age 43 became a director of PSI in January 1998. He has been employed by PSI from 1989 to 2002 serving as Vice President - Acquisitions of PSI from 1992 to 2002. Mr. Hughes, Jr. is the president of a firm that manufactures and distributes sweets. He is the son of B. Wayne Hughes.

         John Reyes, age 42, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Robert J. Abernethy, age 63, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 67, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 69, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         Thomas J. Barrack, Jr., age 55, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 54, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 50, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         (a) At March 10, 2003, the following beneficially owned more than 5% of the Units:

          Title                        Name and Address                      Beneficial            Percent
        of Class                     of Beneficial Owners                    Ownership             of Class
--------------------       -----------------------------------------      ----------------         --------
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

(2) Includes 5,892 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power, (ii) 306 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 306 units, and (iii) 7,299 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock and PSI and members of management own the remaining 52%.

         (b) The Partnership has no officers and directors. The General Partners contributed $202,020 to the original capital of the Partnership and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution (approximately $161,616 was contributed by PSI and $40,404 was contributed by Mr. Hughes). In 1995, Mr. Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Mr. Hughes. As such, Mr. Hughes continues to act as a general partner but receives no direct compensation or other consideration from the Partnership. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns 9 Units (0.02% of the Units). The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 13,210 Units, representing 33.0% of the Units (including the 5,892 Units owned by Hughes and the 7,299 Units owned by PS Orangeco Partnerships, Inc.).

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

ITEM 13. Certain Relationships and Related Transactions

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1986, the partners received cumulative distributions equal to their capital contributions. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"). In addition to their distribution rights with respect to their general partner's interests, PSI and BWH Marinas own 12,965 and 5,892 Units. During 2002, PSI and BWH Marinas received $1,576,000 and $394,000 in distributions related to their general partner's ownership interests.

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse properties operated for the Partnership. For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the tight to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or 6 months notice by PSI. During 2002, the Partnership paid fees of $639,000 to PSI pursuant to the Management Agreement.

         In addition, the Partnership combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation ("Stor-Re"). Stor-Re provides limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re's limitations.

ITEM 14. Controls and Procedures

         The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         Within 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon this evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of the Partnership's evaluation.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  List of Documents filed as part of the Report.

     1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.

     2. Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedule.

     3.  Exhibits: See Exhibit Index contained below.

     4. Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K. No reports on Form 8-K were filed during 2002.

(c)  Exhibits: See Exhibit Index contained below.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                  EXHIBIT INDEX

                                  (Item 15 (c))


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

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PUBLIC STORAGE PROPERTIES IV, LTD.,
                                  A California Limited Partnership
Dated:  March 28, 2003            By: Public Storage, Inc., General Partner

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

                 Signature                                         Capacity                                   Date
---------------------------------------       --------------------------------------------------         --------------
/s/ B. Wayne Hughes                           Chairman of the Board of Public Storage, Inc. and          March 28, 2003
---------------------------------------       General Partner
B. Wayne Hughes

/s/ Ronald L. Havner, Jr.                     Vice Chairman of the Board and Chief Executive             March 28, 2003
---------------------------------------       Officer of Public Storage, Inc.
Ronald L. Havner, Jr.

/s/ Harvey Lenkin                             President and Director of                                  March 28, 2003
---------------------------------------       Public Storage, Inc.
Harvey Lenkin

/s/ Marvin M. Lotz                            Senior Vice President and Director                         March 28, 2003
---------------------------------------
Marvin M. Lotz

/s/ B. Wayne Hughes, Jr.                      Vice President and Director of                             March 28, 2003
---------------------------------------       Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                                Senior Vice President and Chief Financial Officer          March 28, 2003
---------------------------------------       of Public Storage, Inc. (principal financial
John Reyes                                    officer and principal accounting officer)

/s/ Robert J. Abernethy                       Director of Public Storage, Inc.                           March 28, 2003
---------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                          Director of Public Storage, Inc.                           March 28, 2003
---------------------------------------
Dann V. Angeloff

/s/ William C. Baker                          Director of Public Storage, Inc.                           March 28, 2003
---------------------------------------
William C. Baker

                                              Director of Public Storage, Inc.
---------------------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham                            Director of Public Storage, Inc.                           March 28, 2003
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                          Director of Public Storage, Inc.                           March 28, 2003
---------------------------------------
Daniel C. Staton

                                       18

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))


                                                                           Page
                                                                     References
                                                                     ----------

Report of Independent Auditors                                              F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 2002 and 2001                             F-2

For the years ended December 31, 2002, 2001 and 2000:

         Statements of Income                                               F-3

         Statements of Partners' Equity                                     F-4

         Statements of Cash Flows                                     F-5 - F-6

Notes to Financial Statements                                        F-7 - F-11

Schedule:

         III - Real Estate and Accumulated Depreciation             F-12 - F-13

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors




The Partners
Public Storage Properties IV, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties IV, Ltd. (the "Partnership") as of December 31, 2002 and 2001, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties IV, Ltd. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                               ERNST & YOUNG LLP




March 19, 2003
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                                 BALANCE SHEETS
                           December 31, 2002 and 2001


                                                                                  2002                    2001
                                                                            -----------------       -----------------

                                ASSETS

Cash and cash equivalents                                                   $        698,000        $        434,000
Marketable securities of affiliate (cost of $6,340,000 as of December
     31, 2002 and 2001, respectively)                                             12,673,000              13,096,000
Rent and other receivables                                                           288,000                 495,000

Real estate facilities:
     Building and equipment                                                       17,929,000              17,570,000
     Land                                                                          5,021,000               5,021,000
                                                                            -----------------       -----------------
                                                                                  22,950,000              22,591,000

     Less accumulated depreciation                                               (15,701,000)            (14,750,000)
                                                                            -----------------       -----------------
                                                                                   7,249,000               7,841,000

Other assets                                                                         104,000                  62,000
                                                                            -----------------       -----------------

Total assets                                                                $     21,012,000        $     21,928,000
                                                                            =================       =================


                   LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                            $        150,000        $        354,000
Deferred revenue                                                                     274,000                 224,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units authorized,
         issued and outstanding                                                   10,584,000              10,825,000
     General partners' equity                                                      3,671,000               3,769,000
     Other comprehensive income                                                    6,333,000               6,756,000
                                                                            -----------------       -----------------

     Total partners' equity                                                       20,588,000              21,350,000
                                                                            -----------------       -----------------

Total liabilities and partners' equity                                      $     21,012,000        $     21,928,000
                                                                            =================       =================

                            See accompanying notes.
                                      F-2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2002, 2001 and 2000


                                                            2002                   2001                   2000
                                                      ------------------     ------------------     ------------------
REVENUES:

Rental income                                         $      10,650,000      $      11,400,000      $       9,575,000
Dividends from marketable securities
     of affiliate                                               718,000                676,000                595,000
Gain on sale of land                                                  -                      -                 61,000
Other income                                                     83,000                 82,000                 12,000
                                                      ------------------     ------------------     ------------------

                                                             11,451,000             12,158,000             10,243,000

COSTS AND EXPENSES:

Cost of operations                                            2,469,000              2,878,000              2,232,000
Management fees paid to affiliate                               639,000                647,000                574,000
Depreciation                                                    951,000                973,000                962,000
Administrative                                                   81,000                102,000                 99,000
Interest expense                                                      -                232,000                709,000
                                                      ------------------     ------------------     ------------------

                                                              4,140,000              4,832,000              4,576,000
                                                      ------------------     ------------------     ------------------


NET INCOME                                            $       7,311,000      $       7,326,000      $       5,667,000
                                                      ==================     ==================     ==================

Limited partners' share of net income ($133.63
     per unit in 2002, $181.15 per unit in 2001
     and $140.10 per unit in 2000)                    $       5,345,000      $       7,246,000      $       5,604,000

General partners' share of net income                         1,966,000                 80,000                 63,000
                                                      ------------------     ------------------     ------------------

                                                      $       7,311,000      $       7,326,000      $       5,667,000
                                                      ==================     ==================     ==================

COMPREHENSIVE INCOME:
Net income                                            $       7,311,000      $       7,326,000      $       5,667,000
Other comprehensive income (change in unrealized
   gain (loss) of marketable equity securities)
                                                               (423,000)             3,530,000                651,000
                                                      ------------------     ------------------     ------------------

                                                      $       6,888,000      $      10,856,000      $       6,318,000
                                                      ==================     ==================     ==================

                            See accompanying notes.
                                      F-3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2002, 2001 and 2000


                                                                                        Other
                                                                                    Comprehensive     Total Partners'
                                            Limited Partners   General Partners        Income             Equity
                                            ----------------   -----------------   ----------------   ----------------

Balance at December 31, 1999                $     1,188,000     $       413,000    $     2,575,000    $     4,176,000

Change in unrealized gain on marketable
     securities                                           -                   -            651,000            651,000

Net income                                        5,604,000              63,000                  -          5,667,000

Equity transfer                                  (1,401,000)          1,401,000                  -                  -
                                            ----------------   -----------------   ----------------   ----------------

Balance at December 31, 2000                      5,391,000           1,877,000          3,226,000         10,494,000

Change in unrealized gain on marketable
     securities                                           -                   -          3,530,000          3,530,000

Net income                                        7,246,000              80,000                  -          7,326,000

Equity transfer                                  (1,812,000)          1,812,000                  -                  -
                                            ----------------   -----------------   ----------------   ----------------

Balance at December 31, 2001                     10,825,000           3,769,000          6,756,000         21,350,000

Change in unrealized gain on marketable
     securities                                           -                   -           (423,000)          (423,000)

Net income                                        5,345,000           1,966,000                  -          7,311,000

Distributions paid to partners                   (5,680,000)         (1,970,000)                 -         (7,650,000)

Equity transfer                                      94,000             (94,000)                 -                  -
                                            ----------------   -----------------   ----------------   ----------------

Balance at December 31, 2002                $    10,584,000     $     3,671,000    $     6,333,000    $    20,588,000
                                            ================   =================   ================   ================

                            See accompanying notes.
                                      F-4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2002, 2001 and 2000


                                                                        2002               2001                2000
                                                                   ----------------   ----------------   ----------------
Cash flows from operating activities:

     Net income                                                    $     7,311,000    $     7,326,000    $     5,667,000

     Adjustments to reconcile net income to cash provided by operating activities:

         Depreciation                                                      951,000            973,000            962,000
         Gain on sale of land                                                    -                  -            (61,000)
         Decrease (increase) in rent and other receivables                 207,000           (344,000)           (11,000)
         Amortization of prepaid loan fees                                       -             24,000             13,000
         (Increase) decrease in other assets                               (42,000)            16,000             (2,000)
         (Decrease) increase  in accounts payable                         (204,000)           185,000             (8,000)
         Increase (decrease) in deferred revenue                            50,000            (38,000)            22,000
                                                                   ----------------   ----------------   ----------------

         Total adjustments                                                 962,000            816,000            915,000
                                                                   ----------------   ----------------   ----------------

         Net cash provided by operating activities                       8,273,000          8,142,000          6,582,000
                                                                   ----------------   ----------------   ----------------

Cash flows from investing activities:

     Proceeds from the sale of land                                              -                  -            305,000
     Additions to real estate facilities                                  (359,000)          (483,000)          (311,000)
                                                                   ----------------   ----------------   ----------------

         Net cash used in investing activities                            (359,000)          (483,000)            (6,000)
                                                                   ----------------   ----------------   ----------------

Cash flows from financing activities:

     Distributions paid to partners                                     (7,650,000)                 -                  -
     Principal payments on note payable to commercial bank                       -         (7,750,000)        (6,300,000)
                                                                   ----------------   ----------------   ----------------

         Net cash used in financing activities                          (7,650,000)        (7,750,000)        (6,300,000)
                                                                   ----------------   ----------------   ----------------

Net increase (decrease) in cash and cash equivalents                       264,000            (91,000)           276,000

Cash and cash equivalents at the beginning of the year                     434,000            525,000            249,000
                                                                   ----------------   ----------------   ----------------

Cash and cash equivalents at the end of the year                   $       698,000    $       434,000    $       525,000
                                                                   ================   ================   ================

                            See accompanying notes.
                                      F-5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2002, 2001 and 2000
                                   (Continued)


                                                                        2002               2001                2000
                                                                   ----------------   ----------------   ----------------

Supplemental schedule of non-cash investing and financing activities:

     Receipt of stock dividend:
       Marketable securities                                       $             -    $             -    $       249,000
                                                                   ================   ================   ================

       Rent and other receivables                                  $             -    $             -    $      (249,000)
                                                                   ================   ================   ================


     (Decrease) increase in fair value of marketable securities:
       Marketable securities                                       $      (423,000)   $     3,530,000    $       651,000
                                                                   ================   ================   ================

       Other comprehensive income                                  $      (423,000)   $     3,530,000    $       651,000
                                                                   ================   ================   ================

                            See accompanying notes.
                                      F-6

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


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

         Revenue Recognition:
         --------------------

                  Property rents are recognized as earned. Advertising costs of $399,000, $420,000 and $274,000 in 2002, 2001 and 2000, respectively, are expensed as incurred.

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

         Marketable Securities:
         ----------------------

                  Marketable securities at December 31, 2002 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock Series A of Public Storage, Inc. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 2002, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 2002, and has recorded a corresponding unrealized (loss) gain totaling $(423,000), $3,530,000 and $651,000 for the years ended December 31, 2002, 2001 and 2000, respectively, as a (decrease) increase to Partnership equity. The Partnership recognized dividends of $718,000, $676,000 and $595,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

         Impairment of Real Estate:
         --------------------------

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have indicated no impairment.

                  Any real estate which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value or their carrying value, less cost to sell, and are evaluated throughout the sale process for impairment.


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

2.       Summary of Significant Accounting Policies and Partnership Matters
         (Continued)

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  As of March 20, 2003, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2002, that would have a material impact upon the operations of the Partnership.

3.       Cash Distributions

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions have been suspended since the third quarter of 1991 in order to build cash reserves for future debt service payments. As all debt service was repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. We paid distributions for the year to the limited and general partners totaling $5,680,000 ($142.00 per unit) and $1,970,000, respectively, as of December 31, 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       Partners' Equity

                  PSI and Hughes are general partners of the Partnership. In 1995, Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Hughes. As such, Hughes continues to act as a general partner of the Partnership but does not directly receive any compensation, distributions or other consideration from the Partnership.

                  The general partners have a 1% interest in the Partnership. In addition, the general partners had an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recovered all of their investment. Thereafter, the general partners have a 25% interest in all cash distributions (including sale and financing proceeds). During 1986, the limited partners recovered all of their initial investment. All subsequent distributions are being made 25.75% (including the 1% interest) to the general partners and 74.25% to the limited partners.

                  Transfers of equity are made periodically to conform the partners' equity accounts to the provisions of the Partnership Agreement. These transactions have no effect on the results of operations or distributions to partners.

5.       Related Party Transactions

                  The Partnership has a Management Agreement with PSI. Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For 2002, 2001 and 2000, the Partnership paid PSI $639,000, $647,000 and $574,000, respectively, pursuant to this management agreement.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                  In addition, the Partnership combines its insurance purchasing power with PSI through a captive insurance company controlled by PSI, STOR-Re Mutual Insurance Corporation ("Stor-Re"). Stor-Re provides limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of Stor-Re's limitations.

6.       Taxes Based on Income

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $7,580,000, $7,535,000 and $5,947,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7.       Notes Payable

                  During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. Interest on the loan was based on the London Interbank Offering Rate ("LIBOR") plus a spread 0.60% to 1.20%. The loan required monthly payments of interest and matured on September 2002. During December 2001, the Partnership paid the loan in full without premium or penalty.

                  There were no interest paid during 2002 as the loan was paid off in December 2001. Interest paid during 2001 and 2000 was $231,000 and $656,000, respectively.

8.       Supplementary Quarterly Financial Data (Unaudited)

                                                                           Three Months Ended
                                             ------------------------------------------------------------------------------
                                             March 31, 2002      June 30, 2002      September 30, 2002    December 31, 2002
                                             --------------     --------------      ------------------    -----------------
Rental Income                                $    2,809,000     $    2,818,000       $     2,651,000       $     2,372,000
Cost of Operations (including
  management fees and depreciation)          $    1,085,000     $    1,134,000       $     1,040,000       $       800,000
Net Income                                   $    1,901,000     $    1,857,000       $     1,862,000       $     1,691,000
Net Income Per Unit                          $        37.00     $        33.93       $         33.40       $         29.15
Distributions                                $    1,618,000     $    1,941,000       $     2,044,000       $     2,047,000


                                                                           Three Months Ended
                                             ------------------------------------------------------------------------------
                                             March 31, 2001      June 30, 2001      September 30, 2001    December 31, 2001
                                             --------------     --------------      ------------------    -----------------

Rental Income                                $    2,566,000     $    2,675,000       $     3,206,000       $     2,953,000
Cost of Operations(including management
  fees and depreciation                      $      946,000     $      955,000       $     1,377,000       $     1,220,000
Net Income                                   $    1,575,000     $    1,743,000       $     2,086,000       $     1,922,000
Net Income Per Unit                          $        38.95     $        43.08       $         51.57       $         47.55
Distributions                                $            -     $            -       $            -        $            -

                                      F-10

9.       Commitments and Contingencies

         Salaam, et. Al V. Public Storage, Inc. (filed February 2000)
         ------------------------------------------------------------

                  The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial. This denial does not deal with the claim under the California Unfair Business Practices Act.

                  The Company is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. The Company's resistance will include opposing the plaintiffs' appeal of the court's denial of class certification and opposing the claim on behalf of others under the California Unfair Business Practices Act.

         Henriquez v. Public Storage, Inc. (Filed June 2002; Dismissed January,
         ----------------------------------------------------------------------
         2003)
         -----

                  The plaintiff in this case filed a suit against the Company on behalf of a purported class of renters who rented self-storage units from the Company. Plaintiff alleged that the Company misrepresents the size of its units and sought damages and injunctive and declaratory relief under California statutory and common law relating to consumer protection, unfair competition, fraud and deceit and negligent misrepresentation. In January 2003, the plaintiff caused this suit to be dismissed. The plaintiff's attorney has advised that he anticipates filing a similar suit against the Company on behalf of a new plaintiff. However, the Company cannot presently determine the potential total damages, if any, or the ultimate outcome of any such litigation. If a new suit is filed, the Company intends to vigorously contest any claims on which it is based.

                  Public Storage and the Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. We believe that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial position of the Partnership.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2002


                                         Initial Cost
                                  ------------------------------
                                                 Building, Land    Costs Subsequent
                                                Imp & Equipment     to construction
         Description                Land                            (Improvements)
-------------------------         -----------   ----------------   -----------------
    CALIFORNIA
Concord                           $4,349,000         $805,000            $292,000
Tustin                               517,000          844,000             353,000
Pasadena                             379,000          496,000             237,000
Azusa                                501,000        1,093,000             259,000
Redlands                             227,000          771,000             236,000
Riverside                             51,000          595,000             319,000
Oakland                              177,000          650,000             278,000
Richmond                             225,000          639,000             369,000
Santa Clara                          633,000        1,156,000             306,000
San Carlos                           396,000          902,000             211,000
Sacramento/Howe                      194,000          666,000             304,000
Sacramento/West Capitol              100,000          719,000             331,000

    FLORIDA
Miami/Airport Expressway
                                     186,000          442,000             278,000
Miami/Cutler Ridge (1)               525,000          901,000             (20,000)
Pembroke Park                        255,000          607,000             422,000
Ft. Lauderdale/I-95 &
   23rd Ave.                         243,000          611,000             426,000
Ft. Lauderdale/I-95 & Sunrise
                                     286,000          690,000             518,000
                                  -----------   ----------------   -----------------
                                  $5,244,000      $12,587,000          $5,119,000
                                  ===========   ================   =================

                                             Gross Carrying Amount
                                              at December 31, 2002
                                  ---------------------------------------------
                                                Building, Land
                                               Imp & Equipment                      Accumulated           Date
         Description                 Land                              Total        Depreciation        Completed
-------------------------         -----------  ----------------     -----------    --------------      ------------
    CALIFORNIA
Concord                             $349,000       $1,097,000        $1,446,000         $921,000         01/79
Tustin                               517,000        1,197,000         1,714,000        1,070,000         12/78
Pasadena                             379,000          733,000         1,112,000          596,000         11/79
Azusa                                501,000        1,352,000         1,853,000        1,252,000         11/78
Redlands                             227,000        1,007,000         1,234,000          857,000         02/79
Riverside                             51,000          914,000           965,000          789,000         05/79
Oakland                              177,000          928,000         1,105,000          816,000         04/79
Richmond                             225,000        1,008,000         1,233,000          861,000         03/79
Santa Clara                          633,000        1,462,000         2,095,000        1,251,000        6 & 7/79
San Carlos                           396,000        1,113,000         1,509,000          977,000         10/79
Sacramento/Howe                      194,000          970,000         1,164,000          858,000         08/79
Sacramento/West Capitol              100,000        1,050,000         1,150,000          944,000         06/79

    FLORIDA
Miami/Airport Expressway
                                     186,000          720,000           906,000          649,000         01/79
Miami/Cutler Ridge (1)               302,000        1,104,000         1,406,000          993,000         04/79
Pembroke Park                        255,000        1,029,000         1,284,000          932,000         07/79
Ft. Lauderdale/I-95 &
   23rd Ave.                         243,000        1,037,000         1,280,000          891,000         07/79
Ft. Lauderdale/I-95 & Sunrise
                                     286,000        1,208,000         1,494,000        1,044,000         10/79
                                  -----------  ----------------     -----------    --------------
                                  $5,021,000      $17,929,000       $22,950,000      $15,701,000
                                  ===========  ================     ===========    ==============

(1) In the second quarter of 2000, the Partnership sold approximately 43% of the land.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                                   2002               2001
                                              --------------     --------------
Investment in Real Estate
   Balance at the beginning of the year       $   22,591,000     $   22,108,000

   Additions through cash expenditures               359,000            483,000
                                              --------------     --------------

Balance at the end of the year                $   22,950,000     $   22,591,000
                                              ==============     ==============

Accumulated Depreciation
   Balance at the beginning of the year       $   14,750,000     $   13,777,000

   Additions charged to costs and expenses           951,000            973,000
                                              --------------     --------------
                                              $   15,701,000     $   14,750,000
                                              ==============     ==============

(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $17,212,000 (unaudited).