Form 10-Q
period 2003-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2003-05-15
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
                              -------------  -------------

Commission File Number 0-8908
                       ------

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

                                      INDEX




                                                                      Page
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at March 31, 2003
     and December 31, 2002                                               2

Condensed statements of income for the three
     months ended March 31, 2003 and 2002                                3

Condensed statement of partners' equity for the
     three months ended March 31, 2003                                   4

Condensed statements of cash flows for the
     three months ended March 31, 2003 and 2002                          5

Notes to condensed financial statements                                6-8

Management's discussion and analysis of
     financial condition and results of operations                    9-10

Risk Factors                                                         10-12

Controls and Procedures                                                 12

PART II.  OTHER INFORMATION (Items 2 - 5 are not applicable)

Item 1  Legal Proceedings                                               13

Item 6  Exhibits and Reports on From 8-K                                13

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               March 31,            December 31,
                                                                                 2003                   2002
                                                                            ------------------    ------------------
                                                                              (Unaudited)

                                ASSETS

Cash and cash equivalents                                                   $      1,036,000       $        698,000
Marketable securities of affiliate (cost of $6,340,000)                           11,914,000             12,673,000
Rent and other receivables                                                           180,000                288,000

Real estate facilities, at cost:
     Buildings and equipment                                                      17,999,000             17,929,000
     Land                                                                          5,021,000              5,021,000
                                                                            ------------------    ------------------
                                                                                  23,020,000             22,950,000

     Less accumulated depreciation                                               (15,941,000)           (15,701,000)
                                                                            ------------------    ------------------
                                                                                   7,079,000              7,249,000

Other assets                                                                          58,000                104,000
                                                                            ------------------    ------------------

Total assets                                                                $     20,267,000       $     21,012,000
                                                                            ==================    ==================


                   LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                            $        131,000       $        150,000
Deferred revenue                                                                     294,000                274,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         10,594,000             10,584,000
     General partners' equity                                                      3,674,000              3,671,000
     Other comprehensive income                                                    5,574,000              6,333,000
                                                                            ------------------    ------------------

     Total partners' equity                                                       19,842,000             20,588,000
                                                                            ------------------    ------------------

Total liabilities and partners' equity                                      $     20,267,000       $     21,012,000
                                                                            ==================    ==================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                         ------------------------------------
                                                                               2003                2002
                                                                         ----------------   -----------------

  REVENUES:
  Rental income                                                          $     2,891,000    $     2,809,000
  Dividends from marketable securities of affiliate                              180,000            180,000
  Other income                                                                    19,000             19,000
                                                                          ----------------   -----------------
                                                                               3,090,000          3,008,000
                                                                          ----------------   -----------------

  COSTS AND EXPENSES:

  Cost of operations                                                             801,000            683,000
  Management fees paid to affiliate                                              173,000            165,000
  Depreciation                                                                   240,000            237,000
  Administrative                                                                  31,000             22,000
                                                                         ----------------   -----------------
                                                                               1,245,000          1,107,000
                                                                         ----------------   -----------------
  NET INCOME                                                             $     1,845,000    $     1,901,000
                                                                         ================   =================

  Limited partners' share of net income ($34.33 per unit
    in 2002 and $37.00 per unit in 2002)                                 $     1,373,000    $     1,480,000

  General partners' share of net income                                          472,000            421,000
                                                                         ----------------   -----------------
                                                                         $     1,845,000    $     1,901,000
                                                                         ================   =================

  COMPREHENSIVE INCOME:

  Net income                                                             $     1,845,000    $     1,901,000
  Other comprehensive income (change in unrealized
    gain of marketable equity securities)                                       (759,000)         1,378,000
                                                                         ----------------   -----------------
                                                                         $     1,086,000    $     3,279,000
                                                                         ================   =================

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners            Partners           Income              Equity
                                              -----------------  -----------------  -----------------  -----------------

Balance at December 31, 2002                  $     10,584,000   $      3,671,000   $      6,333,000   $     20,588,000

Change in unrealized gain of marketable
  equity securities                                          -                  -           (759,000)          (759,000)

Net income                                           1,373,000            472,000                  -          1,845,000

Distributions                                       (1,360,000)          (472,000)                 -         (1,832,000)

Equity transfer                                         (3,000)             3,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------

Balance at March 31, 2003                     $     10,594,000   $      3,674,000   $      5,574,000   $     19,842,000
                                              =================  =================  =================  =================

                             See accompanying notes
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                 --------------------------------
                                                                                            March 31,


                                                                                    2003                2002
                                                                                 -------------      -------------
Cash flows from operating activities:
     Net income                                                                  $  1,845,000       $  1,901,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 240,000            237,000
         Decrease in rent and other receivables                                       108,000            101,000
         Decrease (increase) in other assets                                           46,000            (15,000)
         (Decrease) increase in accounts payable                                      (19,000)           145,000
         Increase in deferred revenue                                                  20,000             46,000
                                                                                 -------------      -------------
              Total adjustments                                                       395,000            514,000
                                                                                 -------------      -------------

              Net cash provided by operating activities                             2,240,000          2,415,000
                                                                                 -------------      -------------

Cash flows from investing activities:

     Additions to real estate facilities                                              (70,000)           (57,000)
                                                                                 -------------      -------------
              Net cash used in investing activities                                   (70,000)           (57,000)
                                                                                 -------------      -------------

Cash flows from financing activities:

     Distributions paid to partners                                                (1,832,000)        (1,618,000)
                                                                                 -------------      -------------
              Net cash used in financing activities                                (1,832,000)        (1,618,000)
                                                                                 -------------      -------------

Net increase in cash and cash equivalents                                             338,000            740,000

Cash and cash equivalents at beginning of period                                      698,000            434,000
                                                                                 -------------      -------------

Cash and cash equivalents at end of period                                       $  1,036,000       $  1,174,000
                                                                                 =============      =============

Supplemental schedule of non-cash activities:

     (Decrease) increase in fair market value of marketable securities:
         Marketable securities                                                   $   (759,000)      $  1,378,000
                                                                                 =============      =============
         Other comprehensive income                                              $   (759,000)      $  1,378,000
                                                                                 =============      =============

                             See acompanying notes.
                                       5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2002.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 2003, the results of its operations for the three months ended March 31, 2003 and 2002 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at March 31, 2003 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at March 31, 2003, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 2003.
         Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions were suspended since the third quarter of 1991 through the fourth quarter of 2001, in order to build cash reserves for future debt service payments. As all debt service was repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. We paid distributions for the first three months of 2003 to the limited and general partners totaling $1,360,000 ($34.00 per unit) and $472,000, respectively, as of March 31, 2003. We paid distributions for the first three months of 2002 to the limited and general partners totaling $1,200,000 ($30.00 per unit) and $418,000, respectively, as of March 31, 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

6. We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b)a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have indicated no impairment.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Any real estate which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value or their carrying value, less cost to sell, and are evaluated throughout the sale process for impairment.

7.       Related Party Transactions

         The Partnership has a Management Agreement with PSI. Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For the three months ended March 31, 2003 and 2002, the Partnership paid PSI $162,000 and $165,000, respectively, pursuant to this management agreement.

         Marketable securities at March 31, 2003 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership.

         The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI. The Management Agreement between the Partnership and PSBP provides that the Management Agreement may be terminated (i) without cause upon 60 days written notice by the Partnership and upon seven years notice by PSBP and (ii) at any time by either party for cause.

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

8.       Commitments and Contingencies

         Legal Proceedings

         Serrao v. Public Storage, Inc. (Filed April 2003) (Superior Court -
         --------------------------------------------------------------------
         Orange County)
         --------------

         The plaintiff in this case filed a suit against Public Storage on behalf of a putative class of renters who rented self-storage units from Public Storage. Plaintiff alleges that Public Storage misrepresents the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is  substantially  similar to those in Henriquez
         v. Public  Storage,  Inc.,  which was  disclosed in prior  reports.  In
         January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, Public Storage cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. Public Storage is vigorously contesting the claims upon which this lawsuit is based.

         Salaam, et. Al V. Public Storage,  Inc. (filed February 2000)
         -------------------------------------------------------------
         (Superior Court - Los Angeles County)
         -------------------------------------

         The plaintiffs in this case are suing the Company on behalf of a purported class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. This maximum potential liability cannot be estimated, but can only be increased if a class is certified or if claims are permitted to be brought on behalf of the others under the California Unfair Business Practices Act. The plaintiffs' motion for class certification was denied in August 2002; the plaintiffs have appealed this denial. This denial does not deal with the claim under the California Unfair Business Practices Act.

         The Partnership is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. The Partnership believes that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial portion of the Partnership.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         Impairment of Long Lived Assets

         Substantially all of our assets consist of real estate. We quarterly evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cashflows, which also involves significant judgment. We have identified no such impairments at March 31, 2003. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         Accruals for Contingencies

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Note 8 to the partnership's financial statements.

         Accruals for Operating Expenses

         We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

RESULTS OF OPERATIONS
---------------------

         Three months ended March 31, 2003 compared to three months ended March 31, 2002:

         Our net income for the three months ended March 31, 2003 was $1,845,000 compared to $1,901,000 for the three months ended March 31, 2002, representing a decrease of $56,000 or 3%. The decrease is primarily a result of decreased operating results at our real estate facilities.

         Rental income for the three months ended March 31, 2003 was $2,891,000 compared to $2,809,000 for the three months ended March 31, 2002, representing an increase of $82,000 or 3%. The increase is attributable to a increase in average occupancy at the Partnership's mini-warehouse facilities. Annual realized rent for the three months ended March 31, 2003 decreased to $13.89 per occupied square foot from $14.03 per occupied square foot for the three months ended March 31, 2002, a 1% decrease. The weighted average occupancy levels at the mini-warehouse facilities were 88% and 86% for each of the three months ended March 31, 2003 and 2002, respectively.

         Cost of operations (including management fees paid to affiliate) for the three months ended March 31, 2003 was $974,000 compared to $848,000 for the three months ended March 31, 2002, representing an increase of $126,000 or 15%. This increase is mainly attributable to increases in payroll and television advertising expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($2,240,000 for the three months ended March 31, 2003) have been sufficient to meet all current obligations of the Partnership.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions have been suspended since the third quarter of 1991 in order to build cash reserves for future debt service payments. As all debt service was repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. We paid distributions for the first three months of 2003 to the limited and general partners totaling $1,360,000 ($34.00 per unit) and $472,000, respectively, as of March 31, 2003. We paid distributions for the first three months of 2002 to the limited and general partners totaling $1,200,000 ($30.00 per unit) and $418,000, respectively, as of March 31, 2002.
Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

RISK FACTORS
------------

         In addition to the other information in our Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2002, you should consider the following factors in evaluating the Partnership:

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

         o    potential terrorists attacks;

         o    the impact of environmental protection laws;

         o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

         o    changes in tax, real estate and zoning laws.

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generate all our rental revenues. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

                           PART II. OTHER INFORMATION


Item 1   Legal Proceedings

         Serrao v. Public Storage, Inc. (Filed April 2003) (Superior Court -
         --------------------------------------------------------------------
         Orange County
         -------------

         The plaintiff in this case filed a suit against Public Storage on behalf of a putative class of renters who rented self-storage units from Public Storage. Plaintiff alleges that Public Storage misrepresents the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is  substantially  similar to those in Henriquez
         v. Public  Storage,  Inc.,  which was  disclosed in prior  reports.  In
         January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, Public Storage cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. Public Storage is vigorously contesting the claims upon which this lawsuit is based.


         The Partnership is also a party to the actions described under "Item 3. Legal Proceedings" in the Partnership's 2002 annual report on Form 10-K. Except as described above, there have been no material developments in the actions described in the Partnership's 2002 annual report on Form 10-K.

         The Partnership is a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time. The Partnership believes that the outcome of these other pending legal proceedings, in the aggregate, will not have a material adverse effect upon the operations or financial portion of the Partnership.

Items 2 through 5 are inapplicable.

Item 6   Exhibits and Reports on Form 8-K

         (a)  The following exhibit is included herein:

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





                                              DATED: May 15, 2003

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