Form 10-Q
period 2003-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2003-08-14
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to
                              ------------  ------------

Commission File Number 0-8908

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       ----------------------------------
            (Exact name of registrant as specified in its charter)


               California                                          95-3192402
----------------------------------------                ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)

           701 Western Avenue
           Glendale, California                                         91201
----------------------------------------                ---------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:            (818) 244-8080
                                                        ---------------------



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

                                      INDEX




                                                                     Page
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at June 30, 2003
     and December 31, 2002                                              2

Condensed statements of income for the thee and six
     months ended June 30, 2003 and 2002                                3

Condensed statement of partners' equity for the
     six months ended June 30, 2003                                     4

Condensed statements of cash flows for the
     six months ended June 30, 2003 and 2002                            5

Notes to condensed financial statements                               6-8

Management's discussion and analysis of
     financial condition and results of operations                   9-10

Risk Factors                                                        10-12

Controls and Procedures                                             12-13

PART II.  OTHER INFORMATION (Items 2 - 4 not applicable)

Item 1  Legal Proceedings                                              14

Item 6  Exhibits and Reports on Form 8-K                               14

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS



                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                            -----------------      -----------------
                                                                              (Unaudited)


                                                       ASSETS
                                                       ------

Cash and cash equivalents                                                   $      1,141,000       $        698,000
Marketable securities of affiliate (cost of $6,340,000)                           13,291,000             12,673,000
Rent and other receivables                                                           192,000                288,000

Real estate facilities, at cost:
     Buildings and equipment                                                      18,217,000             17,929,000
     Land                                                                          5,021,000              5,021,000
                                                                            -----------------      -----------------
                                                                                  23,238,000             22,950,000
     Less accumulated depreciation                                               (16,182,000)           (15,701,000)
                                                                            -----------------      -----------------
                                                                                   7,056,000              7,249,000

Other assets                                                                          63,000                104,000
                                                                            -----------------      -----------------
Total assets                                                                $     21,743,000       $     21,012,000
                                                                            =================      =================

                                          LIABILITIES AND PARTNERS' EQUITY
                                          --------------------------------

Accounts payable                                                            $        219,000       $        150,000
Deferred revenue                                                                     286,000                274,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         10,608,000             10,584,000
     General partners' equity                                                      3,679,000              3,671,000
     Other comprehensive income                                                    6,951,000              6,333,000
                                                                            -----------------      -----------------
     Total partners' equity                                                       21,238,000             20,588,000
                                                                            -----------------      -----------------
Total liabilities and partners' equity                                      $     21,743,000       $     21,012,000
                                                                            =================      =================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,
                                                       ----------------------------------     -----------------------------------
                                                            2003                2002               2003               2002
                                                       ----------------   ---------------     ----------------   ----------------

  REVENUES:

  Rental income                                        $     2,979,000    $     2,818,000     $     5,870,000    $     5,627,000
  Dividends from marketable securities of affiliate            179,000            179,000             359,000            359,000
  Other income                                                  21,000             21,000              40,000             40,000
                                                       ----------------   ---------------     ----------------   ----------------
                                                             3,179,000          3,018,000           6,269,000          6,026,000
                                                       ----------------   ---------------     ----------------   ----------------

  COSTS AND EXPENSES:

  Cost of operations                                           906,000            730,000           1,707,000          1,413,000
  Management fees paid to affiliate                            151,000            168,000             324,000            333,000
  Depreciation                                                 241,000            236,000             481,000            473,000
  Administrative                                                31,000             27,000              62,000             49,000
                                                       ----------------   ---------------     ----------------   ----------------
                                                             1,329,000          1,161,000           2,574,000          2,268,000
                                                       ----------------   ---------------     ----------------   ----------------

  NET INCOME                                           $     1,850,000    $     1,857,000     $     3,695,000    $     3,758,000
                                                       ================   ===============     ================   ================

  Limited partners' share of net income ($68.78 per
    unit in 2003 and $70.93 per unit in 2002)                                                 $     2,751,000    $     2,837,000

  General partners' share of net income                                                               944,000            921,000
                                                                                              ----------------   ----------------
                                                                                              $     3,695,000    $     3,758,000
                                                                                              ================   ================
  COMPREHENSIVE INCOME:

  Net income                                                                                  $     3,695,000    $     3,758,000
  Other comprehensive income (change in unrealized
    gain of marketable equity securities)                                                             618,000          1,422,000
                                                                                             ----------------    ---------------
                                                                                              $     4,313,000    $     5,180,000
                                                                                             ================    ===============



                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners            Partners           Income              Equity
                                              -----------------  -----------------  -----------------  -----------------

Balance at December 31, 2002                  $     10,584,000   $      3,671,000   $      6,333,000   $     20,588,000

Change in unrealized gain of marketable
  equity securities                                          -                  -            618,000            618,000

Net income                                           2,751,000            944,000                  -          3,695,000

Distributions                                       (2,720,000)          (943,000)                 -         (3,663,000)

Equity transfer                                         (7,000)             7,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at June 30, 2003                      $     10,608,000   $      3,679,000    $     6,951,000   $     21,238,000
                                              =================  =================  =================  =================



                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                 --------------------------------
                                                                                    2003                2002
                                                                                 --------------     -------------
Cash flows from operating activities:

     Net income                                                                  $  3,695,000       $  3,758,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 481,000            473,000
         Decrease in rent and other receivables                                        96,000            160,000
         Decrease (increase) in other assets                                           41,000            (15,000)
         Increase (decrease) in accounts payable                                       69,000           (105,000)
         Increase in deferred revenue                                                  12,000             58,000
                                                                                 --------------     -------------
              Total adjustments                                                       699,000            571,000
                                                                                 --------------     -------------
              Net cash provided by operating activities                             4,394,000          4,329,000
                                                                                 --------------     -------------

Cash flows from investing activities:

     Additions to real estate facilities                                             (288,000)          (129,000)
                                                                                 --------------     -------------
              Net cash used in investing activities                                  (288,000)          (129,000)
                                                                                 --------------     -------------

Cash flows from financing activities:

     Distributions paid to partners                                                (3,663,000)        (3,559,000)
                                                                                 --------------     -------------
              Net cash used in financing activities                                (3,663,000)        (3,559,000)
                                                                                 --------------     -------------

Net increase in cash and cash equivalents                                             443,000            641,000

Cash and cash equivalents at beginning of period                                      698,000            434,000
                                                                                 --------------     -------------
Cash and cash equivalents at end of period                                       $  1,141,000       $  1,075,000
                                                                                 ==============     =============

Supplemental schedule of non-cash activities:

     Increase in fair market value of marketable securities:
         Marketable securities                                                   $    618,000       $  1,422,000
                                                                                 ==============     =============
         Other comprehensive income                                              $    618,000       $  1,422,000
                                                                                 ==============     =============


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at June 30, 2003 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at June 30, 2003, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 2003.
         Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions were suspended since the third quarter of 1991 through the fourth quarter of 2001, in order to build cash reserves for future debt service payments. As all debt service was repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. We paid distributions to the limited and general partners totaling $2,720,000 ($68.00 per unit) and $943,000, respectively, for the six months ended June 30, 2003. We paid distributions to the limited and general partners totaling $2,640,000 ($66.00 per unit) and $919,000, respectively, for the six months ended June 30, 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

6. We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations identified no such impairments at June 30, 2003.

         Any real estate which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value or their carrying value, less cost to sell, and are evaluated throughout the sale process for impairment.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.       Related Party Transactions

         The Partnership has a Management Agreement with PSI. Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For the six months ended June 30, 2003 and 2002, the Partnership paid PSI $324,000 and $333,000, respectively, pursuant to this management agreement.

         The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

         Marketable securities at June 30, 2003 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership.

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

8.       Commitments and Contingencies

         Legal Proceedings

         Serrao v. Public Storage, Inc. (Filed April 2003) (Superior Court -
         -------------------------------------------------------------------
         Orange County)
         --------------

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Salaam, et. Al V. Public Storage, Inc. (filed February 2000)
         ------------------------------------------------------------
         (Superior Court - Los Angeles County)
         -------------------------------------

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in "Risk Factors" (as discussed below) and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG LIVED ASSETS

         Substantially all of our assets consist of real estate. We quarterly evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cashflows, which also involves significant judgment. We have identified no such impairments at June 30, 2003. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses which we are aware of, are described in Note 8 to the partnership's financial statements.

         ACCRUALS FOR OPERATING EXPENSES

         We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

RESULTS OF OPERATIONS
---------------------

         THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002:

         Our net income for the six months ended June 30, 2003 was $3,695,000 compared to $3,758,000 for the six months ended June 30, 2002, representing a decrease of $63,000 or 2%. Our net income for the three months ended June 30, 2003 was $1,850,000 compared to $1,857,000 for the three months ended June 30, 2002, representing a decrease of $7,000. These decreases are primarily a result of a decrease in property net operating income at the Partnership's real estate facilities

         Rental income for the six months ended June 30, 2003 was $5,870,000 compared to $5,627,000 for the six months ended June 30, 2002, representing an increase of $243,000 or 4%. Rental income for the three months ended June 30, 2003 was $2,979,000 compared to $2,818,000 for the three months ended June 30, 2002, representing an increase of $161,000 or 6%. These increases are attributable to an increase in average occupancy at the Partnership's mini-warehouse facilities. Weighted average occupancy levels at the mini-warehouse facilities were 89% and 87% for the six months ended June 30, 2003 and 2002, respectively. Weighted average occupancy levels at the mini-warehouse facilities were 91% and 88% for the three months ended June 30, 2003 and 2002, respectively. Annual realized rent for the six months ended June 30, 2003 and 2002 remained stable at $13.81 per occupied square foot. Annual realized rent for the three months ended June 30, 2003 increased to $13.83 per occupied square foot from $13.53 per occupied square foot for the three months ended June 30, 2002.

         Cost of operations (including management fees paid to affiliate) for the six months ended June 30, 2003 was $2,031,000 compared to $1,746,000 for the six months ended June 30, 2002, representing an increase of $285,000 or 16%. Cost of operations (including management fees paid to affiliate) for the three months ended June 30, 2003 was $1,057,000 compared to $898,000 for the three months ended June 30, 2002, representing an increase of $159,000 or 18%. The increase in cost of operations for the three and six months ended June 30, 2003, is primarily due to increases in payroll, advertising and promotion and property insurance costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating  activities  ($4,394,000 for the six   months
ended June 30, 2003) have been sufficient to meet all current obligations of the Partnership.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions have been suspended since the third quarter of 1991 in order to build cash reserves for future debt service payments. As all debt service was repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. We paid distributions to the limited and general partners totaling $2,720,000 ($68.00 per unit) and $943,000, respectively, for the six months ended June 30, 2003. We paid distributions to the limited and general partners totaling $2,640,000 ($66.00 per unit) and $919,000, respectively, for the six months ended June 30, 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 92% of our rental revenue during 2003. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

CONTROLS AND PROCEDURES
-----------------------

         The Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

         As of the end of the fiscal quarter covered by this report, the Partnership carried out an evaluation, under the supervision and with the participation of the Partnership's management, including the Partnership's Chief Executive Officer and the Partnership's Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon this evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 1   Legal Proceedings
         -----------------

         Serrao v. Public Storage, Inc. (Filed April 2003) (Superior Court -
         -------------------------------------------------------------------
         Orange County)
         --------------

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

Item 6  Exhibits and Reports on Form 8-K.
        ---------------------------------

         (a)  The following exhibits are included herein:

              31.1 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

              31.2 Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

              32   Certification  of CEO and CFO  pursuant to 18 U.S.C.  Section
                   1350,   as   adopted   pursuant   to   section   906  of  the
                   Sarbanes-Oxley Act of 2002

         (b)  Form 8-K

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           DATED: August 14, 2003

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