Form 10-Q
period 2003-09-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2003-11-14
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 30, 2003

                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________


Commission File Number 0-8908
                       ------

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

   Yes        X       No
           --------          --------


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

   Yes                No        X
           --------          --------

The Registrant is a limited partnership and issues units representing ownership of limited partner interests. Number of units outstanding at November 12, 2003:
40,000

                                      INDEX



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Condensed balance sheets at September 30, 2003
     and December 31, 2002                                                     2

Condensed statements of income for the three and nine
     months ended September 30, 2003 and 2002                                  3

Condensed statement of partners' equity for the
     nine months ended September 30, 2003                                      4

Condensed statements of cash flows for the
     nine months ended September 30, 2003 and 2002                             5

Notes to condensed financial statements                                      6-8

Management's discussion and analysis of
     financial condition and results of operations                          9-11

Risk Factors                                                               11-13

Controls and Procedures                                                       13

PART II.  OTHER INFORMATION (Items 2 - 5 not applicable)

Item 1  Legal Proceedings                                                     14

Item 6  Exhibits and Reports on Form 8-K                                      14

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS

                                                                             September 30,          December 31,
                                                                                2003                   2002
                                                                           --------------------  -------------------
                                                                              (Unaudited)

                                                       ASSETS
                                                       ------

Cash and cash equivalents                                                   $      1,638,000       $        698,000
Marketable securities of affiliate (cost of $6,340,000)                           15,335,000             12,673,000
Rent and other receivables                                                           169,000                288,000

Real estate facilities, at cost:
     Buildings and equipment                                                      18,321,000             17,929,000
     Land                                                                          5,021,000              5,021,000
                                                                           --------------------  -------------------
                                                                                  23,342,000             22,950,000

     Less accumulated depreciation                                               (16,423,000)           (15,701,000)
                                                                           --------------------  -------------------
                                                                                   6,919,000              7,249,000

Other assets                                                                          61,000                104,000
                                                                           --------------------  -------------------

Total assets                                                                $     24,122,000       $     21,012,000
                                                                           ====================  ===================

                                          LIABILITIES AND PARTNERS' EQUITY
                                          --------------------------------

Accounts payable                                                            $        408,000       $        150,000
Deferred revenue                                                                     269,000                274,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         10,729,000             10,584,000
     General partners' equity                                                      3,721,000              3,671,000
     Other comprehensive income                                                    8,995,000              6,333,000
                                                                           --------------------  -------------------

     Total partners' equity                                                       23,445,000             20,588,000
                                                                           --------------------  -------------------

Total liabilities and partners' equity                                      $     24,122,000       $     21,012,000
                                                                           ====================  ===================

                            See accompanying notes.
                                        2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                Three Months Ended                     Nine Months Ended
                                                                   September 30,                         September 30,
                                                       -----------------------------------  --------------------------------------
                                                             2003                2002               2003               2002
                                                       ----------------  -----------------  --------------------------------------

  REVENUES:

  Rental income                                        $     3,062,000    $     2,651,000     $     8,932,000    $     8,278,000
  Dividends from marketable securities of affiliate            179,000            179,000             538,000            538,000
  Other income                                                  20,000             87,000              60,000            127,000
                                                       -----------------  -----------------   -----------------  -----------------

                                                            3,261,000          2,917,000           9,530,000          8,943,000
                                                       -----------------  -----------------   -----------------  -----------------

  COSTS AND EXPENSES:

  Cost of operations                                           795,000            639,000           2,502,000          2,052,000
  Management fees paid to affiliate                            212,000            164,000             536,000            497,000
  Depreciation                                                 241,000            237,000             722,000            710,000
  Administrative                                                18,000             15,000              80,000             64,000
                                                       -----------------  -----------------   -----------------  -----------------

                                                             1,266,000          1,055,000           3,840,000          3,323,000
                                                       -----------------  -----------------   -----------------  -----------------

  NET INCOME                                           $     1,995,000    $     1,862,000     $     5,690,000    $     5,620,000
                                                       =================  =================   =================  =================


  Limited partners' share of net income ($106.83 per
    unit in 2003 and $104.33 per unit in 2002)                                                $     4,273,000    $     4,173,000

  General partners' share of net income                                                             1,417,000          1,447,000
                                                                                             -----------------  ------------------

                                                                                              $     5,690,000    $     5,620,000
                                                                                             =================  ==================
  COMPREHENSIVE INCOME:

  Net income                                                                                  $     5,690,000    $     5,620,000
  Other comprehensive income (change in unrealized
    gain of marketable equity securities)
                                                                                                    2,662,000    $      (571,000)
                                                                                             ------------------  ------------------
                                                                                              $     8,352,000    $     5,049,000
                                                                                             ================  ====================


                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners            Partners           Income              Equity
                                             ----------------- ------------------ ------------------ ---------------------

Balance at December 31, 2002                  $   10,584,000   $      3,671,000   $      6,333,000   $     20,588,000

Change in unrealized gain of marketable
  equity securities                                        -                  -          2,662,000          2,662,000

Net income                                         4,273,000          1,417,000                  -          5,690,000

Distributions                                     (4,080,000)        (1,415,000)                 -         (5,495,000)

Equity transfer                                      (48,000)            48,000                  -                  -
                                             ----------------- ------------------ ------------------ ---------------------

Balance at September 30, 2003                 $   10,729,000   $      3,721,000         $8,995,000   $     23,445,000
                                             ================= ================== ================== =====================


                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               ------------------------------------
                                                                                    2003                2002
                                                                               ------------------ -----------------
Cash flows from operating activities:


     Net income                                                                 $  5,690,000       $  5,620,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                722,000            710,000
         Decrease in rent and other receivables                                      119,000            201,000
         Decrease (increase) in other assets                                          43,000            (17,000)
         Increase in accounts payable                                                258,000             83,000
         (Decrease) increase in deferred revenue                                      (5,000)            23,000
                                                                               ------------------ -----------------

              Total adjustments                                                    1,137,000          1,000,000
                                                                               ------------------ -----------------

              Net cash provided by operating activities                            6,827,000          6,620,000
                                                                               ------------------ -----------------

Cash flows from investing activities:

     Additions to real estate facilities                                            (392,000)          (257,000)
                                                                               ------------------ -----------------

              Net cash used in investing activities                                 (392,000)          (257,000)
                                                                               ------------------ -----------------

Cash flows from financing activities:

     Distributions paid to partners                                               (5,495,000)        (5,603,000)
                                                                               ------------------ -----------------

              Net cash used in financing activities                               (5,495,000)        (5,603,000)
                                                                               ------------------ -----------------

Net increase in cash and cash equivalents                                            940,000            760,000

Cash and cash equivalents at beginning of period                                     698,000            434,000
                                                                               ------------------ -----------------

Cash and cash equivalents at end of period                                      $  1,638,000       $  1,194,000
                                                                               ================== =================

Supplemental schedule of non-cash activities:

     Increase in fair market value of marketable securities:
         Marketable securities                                                   $  2,662,000       $   (571,000)
                                                                               ================== =================
         Other comprehensive income                                              $  2,662,000       $   (571,000)
                                                                               ================== =================



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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal accruals, necessary to present fairly the Partnership's financial position at September 30, 2003, the results of its operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

4. Marketable securities at September 30, 2003 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc. ("PSI"), a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at September 30, 2003, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 30, 2003. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

5. The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions were suspended since the third quarter of 1991 through the fourth quarter of 2001, in order to build cash reserves for future debt service payments. As all debt service was repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. We paid distributions to the limited and general partners totaling $4,080,000 ($102.00 per unit) and $1,415,000, respectively, for the nine months ended September 30, 2003. We paid distributions to the limited and general partners totaling $4,160,000 ($104.00 per unit) and $1,443,000, respectively, for the nine months ended September 30, 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

6. We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's net realizable value. Our evaluations identified no such impairments at September 30, 2003.

         Any real estate which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value or their carrying value, less cost to sell, and are evaluated throughout the sale process for impairment.

7.       Related Party Transactions

         The Partnership has a Management Agreement with PSI. Under the terms of the agreement, PSI operates the mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For the nine months ended September 30, 2003 and 2002, the Partnership paid PSI $536,000 and $497,000, respectively, pursuant to this management agreement.

         The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or nine months notice by PSI.

         One of the real estate facilites owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement, the facility was modified to include miniwarehouse and industrial space, with the cost of these improvements funded entirely by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations.

         Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received from the Azusa Property prior to the effective dates of the agreement, with annual increases of the greater of a) 1% or b) the percentage increase in net operating income achieved at the stabilized miniwarehouse facilities managed by PSI in the market in which this facility is located. Where the net operating income earned by the Azusa Property is less than the guaranteed amount, PSPUD supplements the partnership's income. Where the amount earned by the Azusa Property exceeds the guaranteed amount, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD.

         The revenues and expenses, respectively, of the miniwarehouse and containerized storage operations are included in "Rental Income" and "Cost of Operations," respectively, with the net payment or receipt from PSPUD classified as an increase or decrease to rental income. The Partnership recorded a total of $277,000 and $762,000 in pre-depreciation net income for the three and nine months ended September 30, 2003, respectively, as compared to $268,000 and $755,000 in pre-depreciation net income for the same periods in 2002, with respect to the Azusa Property.

         Marketable securities at September 30, 2003 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership.

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

8.       Commitments and Contingencies

         Legal Proceedings

         Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court - Orange County)
         -----------------------------------------------------------------------

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

         Salaam, et. al. v. Public Storage, Inc. (filed February 2000) (Superior Court - Los Angeles County)
         -----------------------------------------------------------------------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         Impairment of Long Lived Assets

         Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at September 30, 2003. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         Estimated Useful Lives of Long-Lived Assets

         A significant amount of our assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material adverse impact on our financial condition or results of operations.

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

RESULTS OF OPERATIONS
---------------------

         Three months ended September 30, 2003 compared to three months ended September 30, 2002:

         Our net income for the three months ended September 30, 2003 was $1,995,000 compared to $1,862,000 for the three months ended September 30, 2002, representing an increase of $133,000, or 7%.

         Rental income for the three months ended September 30, 2003 was $3,062,000 compared to $2,651,000 for the three months ended September 30, 2002, representing an increase of $411,000 or 16%. These increases are attributable to an increase in average occupancy at the Partnership's mini-warehouse facilities. Weighted average occupancy levels at the mini-warehouse facilities were 94% and 87% for the three months ended September 30, 2003 and 2002, respectively. Annual realized rent for the three months ended September 30, 2003 increased to $13.44 per occupied square foot from $13.32 per occupied square foot for the three months ended September 30, 2002.

         Cost of operations (including management fees paid to affiliate) for the three months ended September 30, 2003 was $1,007,000 compared to $803,000 for the three months ended September 30, 2002, representing an increase of $204,000 or 25%. The increase in cost of operations for the three months ended September 30, 2003, is primarily due to increases in payroll, advertising and promotion and property insurance costs.

         In  addition,   revenues  and  cost  of  operations  increased  at  the
Partnership Facility that offers containerized storage, however, there was no material impact to net operating income.

         Nine months ended September 30, 2003 compared to nine months ended September 30, 2002:

         Our net income for the nine months ended September 30, 2003 was $5,690,000 compared to $5,620,000 for the nine months ended September 30, 2002, representing an increase of $70,000 or 1%.

         Rental income for the nine months ended September 30, 2003 was $8,932,000 compared to $8,278,000 for the nine months ended September 30, 2002, representing an increase of $654,000 or 8%. These increases are attributable to an increase in average occupancy at the Partnership's mini-warehouse facilities. Weighted average occupancy levels at the mini-warehouse facilities were 93% and 87% for the nine months ended September 30, 2003 and 2002, respectively. Annual realized rent for the nine months ended September 30, 2003 increased to $13.24 per occupied square foot compared to $13.05 per occupied square foot for the nine months ended September 30, 2002.

         Cost of operations (including management fees paid to affiliate) for the nine months ended September 30, 2003 was $3,038,000 compared to $2,549,000 for the nine months ended September 30, 2002, representing an increase of $489,000 or 19%. The increase in cost of operations for the nine months ended September 30, 2003, is primarily due to increases in payroll, advertising and promotion and property insurance costs.

         In  addition,   revenues  and  cost  of  operations  increased  at  the
Partnership Facility that offers containerized storage, however, there was no material impact to net operating income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities ($6,827,000 for the nine months ended September 30, 2003) have been sufficient to meet all current obligations of the Partnership.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. Cash distributions have been suspended since the third quarter of 1991 in order to build cash reserves for future debt service payments. As all debt service was repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. We paid distributions to the limited and general partners totaling $4,080,000 ($102.00 per unit) and $1,415,000, respectively, for the nine months ended September 30, 2003. We paid distributions to the limited and general partners totaling $4,160,000 ($104.00 per unit) and $1,443,000, respectively, for the nine months ended September 30, 2002. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities, which generated 87% of our rental revenue during 2003. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         We  have  conducted  preliminary   environmental   assessments  on  the
properties in which the Partnership has an interest to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

         There have been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work proactively with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can make no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to mold will not arise in the future.

         Property taxes can increase and cause a decline in yields on investments. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact the Partnership's profitability.

         We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and the award of damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to Partners. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

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

DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

         We are headquartered in, and 12 of the 17 facilities we operate are located in, California. California is facing serious budgetary problems. Actions that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by the recently enacted legislation mandating medical insurance for California businesses.

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

                           PART II. OTHER INFORMATION


Item 1   Legal Proceedings
         -----------------

         The Partnership is a party to the actions described under "Item 3. Legal Proceedings" in the Partnership's 2002 annual report on Form 10-K and Part II - Item 1 to the Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003. There have been no material developments in the actions described in the Partnership's 2002 annual report on Form 10-K and Part II - Item 1 to the Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

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







                                              DATED: November 14, 2003

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