Form 10-K
period 2003-12-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2004-03-30
CIK 225775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003 or
                         ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number:     0-8908

                       PUBLIC STORAGE PROPERTIES IV, LTD.
             (Exact name of Registrant as specified in its charter)

               California                                     95-3192402
----------------------------------------                ----------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)
701 Western Avenue, Glendale, California                      91201-2349
----------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
              ---------------------------------------------------
                                (Title of class)
              ----------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                Yes [ ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003:

Limited Partner Units, $500.00 Par Value - $22,121,000 (computed on the basis of $1,464.00 per unit which was the highest reported sale price during the quarter ended June 30, 2003).

The number of units outstanding of the registrant's classes of common equity as of March 25, 2004:

Units of Limited Partnership Interest, $500.00 Par Value - 40,000 units

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

General
-------

         Public Storage Properties IV, Ltd., (the "Partnership") is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in December 1977. The Partnership raised $20,000,000 in gross proceeds by selling 40,000 units of limited partnership interest ("Units") in an interstate offering, which commenced in May 1978 and completed in November 1978. The Partnership was formed to engage in the business of developing and operating self-storage facilities for personal and business use.

         The Partnership has reported annually to the Securities and Exchange Commission ("SEC") on form 10-K which includes financial statements certified by independent public accountants. The Partnership has also reported quarterly to the SEC on Form 10-Q and includes unaudited financial statements with such filings. The Partnership expects to continue such reporting. On an annual basis, the Partnership mails the audited financial statements and related footnotes to all limited partners.

         The public may read and copy any materials this Partnership files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The partnership does not maintain a website. However, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

         In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's self-storage facilities operator), Public Storage, Inc. (which was one of the Partnership's general partners) and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a real estate investment trust ("REIT") organized as a California corporation. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and became a co-general partner of the Partnership and the operator of the Partnership's self-storage facilities.

         The Partnership's general partners are PSI and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners"). Hughes has been a general partner of the Partnership since its inception. Hughes is chairman of the board of PSI, and was its chief executive officer through November 7, 2002, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI.

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

Investment Objectives and Policies
----------------------------------

         The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its investments, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners, and (iv) provide for cash distributions from operations.

         Following are the Partnership's investment practices and policies. The Partnership does not anticipate making any additional investments other than maintenance capital expenditures and does not anticipate liquidating the investments it now holds. While a vote of the limited partners is generally required to change the Partnership's investment policies, the General Partners hold a majority of the limited partnership units, and as a result, the General Partners could change these policies through their vote.

o Our investments consist of (i) 17 self-storage facilities, (ii) 381,980 shares of Public Storage, Inc. common stock, and (iii) 12,412 shares of Public Storage, Inc. Series A, Equity Stock. All of these investments are in real estate or real estate entities holding real estate located in the United States. See "Self-storage Facilities" and Item 2 "Properties" for further information. These investments were acquired both for income and capital gains.

o There is no limitation on the amount or percentage of assets, which can be invested in any specific person.

         The Partnership does not anticipate, issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities. The partnership may consider borrowing money with the intent of using the proceeds to distribute to partners.

Self-storage Facilities
-----------------------

         Self-storage facilities are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of property managers who are supervised by district managers. Some self-storage facilities also include rentable uncovered parking areas for vehicle storage. Leases for self-storage space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

         Users of space in self-storage facilities include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

         Self-storage facilities in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

         The Partnership experiences minor seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

         The Partnership's self-storage facilities are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

         As with most other types of real estate, the conversion of self-storage facilities to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership does not intend to convert its self-storage facilities to other uses.

Operating Strategies
--------------------

         The Partnership's self-storage facilities are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the self-storage industry. The major elements of the Partnership's operating strategies are as follows:

o Capitalize on "Public Storage's" name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the self-storage business. PSI has informed the Partnership that it is the largest self-storage facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties.

o        Maintain high  occupancy  levels and increase  annual  realized  rents.
         Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's self-storage facilities was 91% and 86% in 2003 and 2002, respectively. Annual realized rents per occupied square foot increased from $13.85 in 2002 to $13.38 in 2003.

o Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each self-storage facility. This enables PSI to obtain daily information from each facility and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

o Professional property operation. There are approximately 4,500 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and others owners of properties operated by PSI.

Property Operator
-----------------

         The Partnership's self-storage facilities are managed by PSI (as successor to PSMI) pursuant to a Management Agreement.

         Under the supervision of the Partnership, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity and the selection and engagement of all vendors, supplies and independent contractors.

         PSI engages, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including property managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, real estate investment trusts or other entities owning facilities operated by PSI.

         In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI attempts, to achieve economies by combining the resources of the various facilities that it operates. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

         PSI developed systems for managing space inventories, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

         The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (i.e. television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

         For as long as the Management Agreement between the Partnership and PSI is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs including the "Public Storage" name in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

         The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

         One of the Partnership's real estate facilities is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. See Item 13 below for more information.

Competition
-----------

         Local market conditions play a significant role in how competition will affect the Partnership's operations. Competition from other self-storage and other storage alternatives in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among self-storage facilities in the market areas in which the Partnership operates. In addition to competition from self-storage facilities operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI, and the "Public Storage" name recognition should enable the Partnership to continue to compete effectively with other entities.

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

Federal Income Tax
------------------

         Public Storage Properties IV, Ltd. is treated as a partnership for Federal income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement.

Employees
---------

         There are 24 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 1A. Risk Factors

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

         THE GENERAL PARTNERS HAVE A SIGNIFICANT DEGREE OF CONTROL OVER THE PARTNERSHIP.

         Public Storage is general partner and owns approximately 29.2% of our outstanding limited partnership units. In addition, B. Wayne Hughes, General Partner of the Partnership, and Chairman of PSI and members of his family own 33.7% of the Limited Partnership units. As a result, the General Partners have a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and other such transactions.

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

         THERE IS SIGNIFICANT COMPETITION AMONG SELF-STORAGE FACILITIES AND FROM OTHER STORAGE ALTERNATIVES. All of our properties are self-storage facilities, which generated all of our rental revenues. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

         WE MAY INCUR SIGNIFICANT ENVIRONEMTNAL COSTS AND LIABILITIES. As an owner of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, also may adversely affect the owner's or operator's ability to sell, lease or operate its property or to borrow using its property as collateral.

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

         There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work proactively with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can provide no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

         PROPERTY TAXES CAN INCREASE AND CAUSE A DECLINE IN YIELDS ON INVESTMENTS. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact the Partnership's profitability.

         WE MUST COMPLY WITH AMERICANS WITH DISABILITES ACT AND FIRE AND SAFETY REGULATIONS, WHICH CAN REQUIRE SIGNIFICANT EXPENDITURES.. All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and the award of damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to Partners. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

         TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAD HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

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

         DEVELOPMENT IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING REUSLTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

         Approximately 70% of the Partnership's properties are located in California. California is facing serious budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, the Partnership could be adversely impacted by the recently enacted legislation mandating, beginning in 2006, medical insurance for employees of California businesses and members of their families.

         OUR  OWNERSHIP  INTEREST  IN  STOR-RE  MAY  LOSE  VALUE  OR  BECOME  A
LIABILITY.

         The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. STOR-Re provides limited property and liability insurance coverage to the Partnership, PSI, and affiliates of PSI. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate. Financial data with respect to STOR-Re is included in Note 5 to the Partnership's December 31, 2003 financial statements.

ITEM 2.  Properties

         The following table sets forth information as of December 31, 2003 about properties owned by the Partnership:

                                                Net Rentable           Number of           Date of          Completion
         Location             Size of Parcel        Area                 Spaces            Purchase            Date
-------------------           --------------    ----------------       ---------        -------------       ----------
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

         The weighted average occupancy level for the self-storage facilities was 86% and 91% for 2002 and 2003, respectively.

         As of December 31, 2003, the properties were not encumbered. See Note 7 to the Financial Statements included in Item 15(a).

         The Partnership does not have any agreements to buy or sell any real estate nor does it expect to further develop any of its facilities except for capital improvements.

ITEM 3.  Legal Proceedings

     Serrao v. Public Storage, Inc. (filed April 2003)
     ------------------------------------------------
      (Superior Court - Orange County)
      --------------------------------

         The plaintiff in this case filed a suit against Public Storage on behalf of a putative class of renters who rented self-storage units from Public Storage. Plaintiff alleges that Public Storage misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is substantially similar to those in Henriquez
v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, Public Storage cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted Public Storage motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. Public Storage is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

     Salaam, et al v. Public Storage, Inc. (filed February 2000)
     ----------------------------------------------------------
      (Superior Court - Los Angeles County)
      -------------------------------------

         The plaintiffs in this case are suing Public Storage on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The maximum potential liability cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. The affirmation of denial of class certification does not address the claim under the California Unfair Business Practices Act.

         Public Storage is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act. Public Storage cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

     Other Items
     -----------

         Public Storage and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the operations or financial position of the Partnership.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.   Market for the Registrant's Common Equity, Related Stockholder Matters
          ----------------------------------------------------------------------
           and Issuer Purchases of Equity Securities
          ------------------------------------------

         The Partnership has no common stock.

         The Units are not listed on any national securities exchange or quoted on the NASDAQ System and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly traded partnership" for tax purposes, and (c) because the General Partners (and their affiliates) have purchased Units. However, the General Partners do not have information regarding the prices at which all secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2003, there were approximately 993 recorded Unitholders.

         Distributions to the general and limited partners of all cash available for distribution (as defined) are made quarterly. Cash available for distribution is generally funds from operations of the Partnership, without deduction for depreciation, but after deducting funds to pay or establish reserves for all other expenses (other than incentive distributions to the general partner) and capital improvements, plus net proceeds from any sale or financing of the Partnership's properties.

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  Selected Financial Data

For the Year Ended December 31,              2003              2002             2001              2000              1999
--------------------------------        ---------------   --------------    --------------   --------------    --------------
Revenues                                $   11,672,000    $   11,165,000    $   11,358,000   $   10,243,000    $    9,886,000

Depreciation and amortization                  942,000           951,000           973,000          962,000           991,000

Interest expense                                     -                 -           232,000          709,000         1,021,000

Net income (2)                               7,537,000         7,311,000         7,326,000        5,667,000         5,105,000

Limited partners' share                      5,648,000         5,345,000         7,246,000        5,604,000         5,049,000

General partners' share                      1,889,000         1,966,000            80,000           63,000            56,000

Limited partners' per unit data (1)
     Net income (2)                           $141.20           $133.63           $181.15          $140.10           $126.23
     Cash Distributions                       $136.00           $142.00              -                -                 -

As of December 31,
--------------------------------
Cash and cash equivalents               $    1,587,000    $      698,000    $      434,000   $      525,000    $      249,000

Total Assets                            $   25,526,000    $   21,012,000    $   21,928,000   $   18,675,000    $   18,643,000

Note payable to commercial bank         $            -    $            -    $            -   $    7,750,000    $   14,050,000


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

Critical Accounting Policies
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at December 31, 2003. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material, adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS

         Substantially all of our assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material, adverse impact on our financial condition or results of operations.

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 9 to the Partnership's financial statements.

         ACCRUALS FOR OPERATING EXPENSES

        We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

Results of Operations
---------------------

         YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002:

         The Partnership's net income was $7,537,000 in 2003 compared to $7,311,000 in 2002, representing a increase of $226,000 or 3%. This increase is primarily a result of increased operating results at the Partnership's self-storage facilities.

         During 2003 property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $5,854,000 in 2003 compared to $5,610,000 in 2002, representing an increase of $244,000 or 4%. This increase is attributable to an increase in rental revenues, partially offset by increase to cost of operations, at the Partnership's self-storage facilities.

         Rental income was $9,883,000 in 2003 compared to $9,383,000 in 2002, representing a increase of $500,000 or 5%. The increase is attributable to an increase in average occupancy at the Partnership's self-storage facilities. The weighted average occupancy levels at the self-storage facilities were 91% and 86% in 2003 and 2002, respectively. The annual realized rent per occupied square foot was $13.38 in 2003 compared to $13.85 in 2002.

         Cost of operations (including management fees paid to an affiliate) increased $265,000 or 9% to $3,087,000 in 2003 from $2,822,000 in 2002. This increase is primarily attributable to increases in payroll, property taxes, management fees (as a result of higher revenues) and insurance expenses.

         Revenues from Affiliate under the Performance Agreement increased $10,000 or 1% to $991,000 in 2003 from $981,000 in 2002. These amounts include the pre-depreciation net income of the facility that has self-storage and containerized storage operations.

         YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001:

         The Partnership's net income was $7,311,000 in 2002 compared to $7,326,000 in 2001, representing a decrease of $15,000. This decrease is primarily a result of decreased operating results at the Partnership's self-storage facilities partially offset by a decrease in interest expense.

         During 2002 property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $5,610,000 in 2002 compared to $6,027,000 in 2001, representing a decrease of $417,000 or 7%. This decrease is primarily attributable to a decrease in rental revenues due to reductions in weighted average occupancy levels and annual realized rent per occupied square foot at the Partnership's self-storage facilities.

         Rental income was $9,383,000 in 2002 compared to $9,725,000 in 2001, representing a decrease of $342,000 or 4%. The decrease is attributable to a decrease in average occupancy at the Partnership's self-storage facilities. The weighted average occupancy levels at the self-storage facilities were 86% and 91% in 2002 and 2001, respectively. The annual realized rent per occupied square foot was $13.85 in 2002 compared to $14.27 in 2001.

         Cost of operations (including management fees paid to an affiliate) increased $97,000 or 4% to $2,822,000 in 2002 from $2,725,000 in 2001.

         Revenues from Affiliate under the Performance Agreement increased $106,000 or 12% to $981,000 in 2002 from $875,000 in 2001. These amounts include the pre-depreciation net income of the facility that has self-storage and containerized storage operations.

Liquidity and Capital Resources
-------------------------------

         Cash flows from operating activities of $8,660,000 for the year ended December 31, 2003 have been sufficient to meet all current obligations of the Partnership. During 2004, the Partnership anticipates approximately $622,000 of capital improvements compared to $444,000 in 2003, $359,000 in 2002 and $483,000 in 2001. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices.

         At December 31, 2003 the Partnership held 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A (marketable securities) with a fair value totaling $16,945,000 (cost basis of $6,340,000 at December 31, 2003) in Public Storage, Inc. The Partnership received $718,000, $718,000 and $676,000 in dividends during 2003, 2002 and 2001, respectively.

         During September 1998, the Partnership borrowed $21,000,000 from a commercial bank to payoff existing notes. Interest on the unsecured loan was based on the London Interbank Offering Rate ("LIBOR") plus a spread 0.60% to 1.20%. The loan required monthly payments of interest and matured September 2002. During December 2001, the Partnership paid the loan in full without premium or penalty. The Partnership may borrow in the future with the intent of using the proceeds to finance distributions to the limited and general partners.

         DISTRIBUTIONS

         Distributions to the limited and general partners for the years 1978-1991 aggregated $62,032,000 including $29,360,000 distributed to the partners in 1988 in connection with a financing of the properties. In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its funds available for debt principal payments. As all debt service was repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. We paid distributions during 2002 to the limited and general partners totaling $5,680,000 ($142.00 per unit) and $1,970,000, respectively. We paid distributions during 2003 to the limited and general partners totaling $5,440,000 ($136.00 per unit) and $1,887,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

         As of December 31, 2003, the Partnership had no outstanding debt.

ITEM 8.  Financial Statements and Supplementary Data

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 15(a).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

ITEM 9A. Controls and Procedures

         Public Storage, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the fourth quarter of 2003, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

ITEM 10.          Directors and Executive Officers of the Partnership

         The Partnership has no directors or executive officers.

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The self-storage facilities are managed by PSI pursuant to a Management Agreement.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

     Name                     Positions with PSI
---------------------    -------------------------------------------------------
B. Wayne Hughes          Chairman of the Board
Ronald L. Havner, Jr.    Chief Executive Officer and Vice Chairman of the Board
Harvey Lenkin            President and Director
John Reyes               Senior Vice President and Chief Financial Officer
John S. Baumann          Senior Vice President and Chief Legal Officer
B. Wayne Hughes, Jr.     Director
Robert J. Abernethy      Director
Dann V. Angeloff         Director
William C. Baker         Director
John T. Evans            Director
Uri P. Harkham           Director
Daniel C. Staton         Director

         B. Wayne Hughes, age 70, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. On November 7, 2002, Mr. Hughes resigned as Chief Executive Officer of PSI. He remains as chairman of the board of directors, and intends to focus on strategic and marketing initiatives. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr.

         Ronald L. Havner, Jr., age 46, was appointed Vice Chairman and Chief Executive Officer of PSI on November 7, 2002. Mr. Havner has been employed by PSI in various accounting and operational capacities since 1986 and served as Senior Vice President and Chief Financial Officer from November 1991 until December 1996 when be became Chairman, President and Chief Executive Officer of PS Business Parks, Inc. (AMEX: symbol PSB) an affiliate of the PSI. He is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the Urban Land Institute (ULI) and a Director of Business Machine Security, Inc. and Mobile Storage Group, Inc. Mr. Havner earned a Bachelor of Arts degree in Economics from the University of California, Los Angeles.

         Harvey Lenkin, age 67, has been employed by PSI for 26 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a director of Paladin Realty Income Properties I, Inc. and a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         John Reyes, age 43, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         John S. Baumann, age 43, became Senior Vice President and Chief Legal Officer of PSI in June 2003. From 1998 to 2002, Mr. Baumann was Senior Vice President and General Counsel of Syncor International Corporation, an international high technology health care services company. From 1995 to 1998, he was Associate General Counsel of KPMG LLP, an international accounting, tax and consulting firm.

         B. Wayne Hughes, Jr., age 44 became director of PSI in January 1998. He has been employed by PSI from 1989 to 2002 serving as Vice President - Acquisitions of PSI from 1992 to 2002. Mr. Hughes, Jr. is the president of a firm that manufactures and distributes sweets. He is the son of B. Wayne Hughes.

         Robert J. Abernethy, age 64, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate self-storage facilities, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of Marathon National Bank and a California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 68, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is the general partner of a limited partnership that owns a self-storage facility operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of AremisSoft Corporation, Balboa Capital Corporation, Nicholas/Applegate Growth Equity Fund, ReadyPac Produce, Inc., Royce Medical Company and xDimentional Technologies, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 70, became a director of PSI in November 1991. Since 1970, Mr. Baker has been a partner in Baker & Simpson, a private investment entity. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company, Meditrust Operating Company and Meditrust Corporation.

         John T. Evans, age 65, a member of the Audit Committee, became a director of PSI in August 2003. Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993. Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance. Mr. Evans is a director of Apollo Gas Administration Inc., Cara Operations Inc. and Kubota Metal Corporation. Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

         Uri P. Harkham, age 55, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 51, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


         (a) At March 25, 2004, the following beneficially owned more than 5% of the Units:


          Title                           Name and Address                      Beneficial               Percent
        of Class                        of Beneficial Owners                    Ownership                of Class
---------------------      ------------------------------------------       ----------------            -----------
Units of Limited           Public Storage, Inc.                             11,671 Units (1)                29.2%
Partnership Interest       701 Western Avenue
                           Glendale, California 91201

Units of Limited           B. Wayne Hughes, Tamara Hughes Gustavson,        13,497 Units (2)                33.7%
Partnership Interest       PS Orangeco Partnerships, Inc.
                           701 Western Avenue
                           Glendale, California 91201


(1) Includes (i) 11,365 Units owned by PSI as to which PSI has sole voting and dispositive power, and (ii) 306 Units which PSI has an option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

(2) Includes 5,892 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power, (ii) 306 Units owned by Tamara Hughes Gustavson as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 306 units, and (iii) 7,299 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%.

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

ITEM 13. Certain Relationships and Related Transactions

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1986, the partners received cumulative distributions equal to their capital contributions. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"). In addition to their distribution rights with respect to their general partner's interests, PSI and BWH Marinas own 11,365 and 5,892 Units. During 2003, PSI and BWH Marinas received $1,510,000 and $377,000 in distributions related to their general partner's ownership interests.

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the self-storage facilities operated for the Partnership. For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the tight to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or 6 months notice by PSI. During 2003, 2002 and 2001, the Partnership paid fees of $606,000, $563,000 and $573,000, respectively, to PSI pursuant to the Management Agreement.

         A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PSI in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Partnership recorded a total of $991,000, $981,000 and $875,000 in revenue with respect to the Performance Agreement for the years ended December 31, 2003, 2002 and 2001, respectively.

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

ITEM 14. Principal Accountant Fees and Services

         Fees billed to the Partnership by Ernst & Young LLP for 2002 and 2003 as are follows:

         Audit Fees: Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership's annual financial statements and reviews of the quarterly financial statements included in the Partnership's quarterly reports on Form 10-Q totaled $8,000 for 2002 and $9,000 in 2003.

         Tax Fees: Tax fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $7,000 in 2002 and $7,000 in 2003.

         Audit Related Fees and Other Fees: During 2002 and 2003 Ernst & Young LLP did not bill the Partnership for audit related services or any other services, except audit services and tax services denoted above.

         The Audit Committee of PSI pre-approves all services performed by Ernst & Young LLP, including those listed above. At this time, the Audit Committee has not delegated pre-approval authority to any member or members of the Audit Committee.

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

(b)      Reports on Form 8-K. No reports on Form 8-K were filed during 2003.

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

14 Code of Ethics for Senior Financial Officers of Public Storage, Inc. Filed herewith.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed and dated by Ronald L. Havner, Jr. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed and dated by John Reyes. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PUBLIC STORAGE PROPERTIES V, LTD.
                                      a California Limited Partnership
Dated:  March 29, 2004                By:  Public Storage, Inc., General Partner

                                     By:
                                      Ronald L Havner, Jr., Vice Chairman of the
                                      Board and Chief Executive Officer of
                                      Public Storage, Inc. and Corporate General
                                      Partner

                                     By:
                                      B. Wayne Hughes, Chairman of the Board of
                                      Public Storage, Inc. and General Partner

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

              Signature                                            Capacity                                     Date
---------------------------------------         --------------------------------------------------         --------------

/s/ Ronald L. Havner, Jr.                        Vice Chairman of the Board and Chief Executive             March 29, 2004
---------------------------------------
Ronald L. Havner, Jr.                            Officer of Public Storage, Inc.

/s/ B. Wayne Hughes                             Chairman of the Board of Public Storage, Inc. and          March 29, 2004
---------------------------------------
B. Wayne Hughes                                 General Partner

/s/ Harvey Lenkin                               President and Director of Public Storage, Inc.             March 29, 2004
---------------------------------------
Harvey Lenkin

/s/ John Reyes                                  Senior Vice President and Chief Financial Officer          March 29, 2004
---------------------------------------
John Reyes                                      of Public Storage, Inc. (principal financial
                                                officer
                                                and principal accounting officer)

/s/ B. Wayne Hughes, Jr.                        Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
B. Wayne Hughes, Jr.

/s/ Robert J. Abernethy                         Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                            Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
Dann V. Angeloff

/s/ William C. Baker                            Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
William C. Baker

/s/ John T. Evans                               Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
John T. Evans

/s/ Uri P. Harkham                              Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                            Director of Public Storage, Inc.                           March 29, 2004
---------------------------------------
Daniel C. Staton


                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))


                                                                          Page
                                                                    References
                                                                 ---------------
Report of Independent Auditors                                             F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 2003 and 2002                            F-2

For the years ended December 31, 2003, 2002 and 2001:

         Statements of Income                                              F-3

         Statements of Partners' Equity                                    F-4

         Statements of Cash Flows                                          F-5

Notes to Financial Statements                                       F-6 - F-12

Schedule:

         III - Real Estate and Accumulated Depreciation            F-13 - F-14

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors




The Partners
Public Storage Properties IV, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties IV, Ltd. (the "Partnership") as of December 31, 2003 and 2002, and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties IV, Ltd. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                              ERNST & YOUNG LLP

March 25, 2004
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                                 BALANCE SHEETS
                           December 31, 2003 and 2002


                                                                                  2003                    2002
                                                                            -----------------       -----------------
                                ASSETS

Cash and cash equivalents                                                   $      1,587,000        $        698,000
Marketable securities of affiliate (cost of $6,340,000 as of December
     31, 2003 and 2002, respectively)                                             16,945,000              12,673,000
Rent and other receivables                                                           194,000                 288,000

Real estate facilities:
     Building and equipment                                                       18,373,000              17,929,000
     Land                                                                          5,021,000               5,021,000
                                                                            -----------------       -----------------
                                                                                  23,394,000              22,950,000

     Less accumulated depreciation                                               (16,643,000)            (15,701,000)
                                                                            -----------------       -----------------
                                                                                   6,751,000               7,249,000

Other assets                                                                          49,000                 104,000
                                                                            -----------------       -----------------
Total assets                                                                $     25,526,000        $     21,012,000
                                                                            =================       =================

                   LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                            $        170,000        $        150,000
Deferred revenue                                                                     286,000                 274,000

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units authorized,
         issued and outstanding                                                   10,740,000              10,584,000
     General partners' equity                                                      3,725,000               3,671,000
     Other comprehensive income                                                   10,605,000               6,333,000
                                                                            -----------------       -----------------
     Total partners' equity                                                       25,070,000              20,588,000
                                                                            -----------------       -----------------
Total liabilities and partners' equity                                      $     25,526,000        $     21,012,000
                                                                            =================       =================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                              STATEMENTS OF INCOME
              For the years ended December 31, 2003, 2002 and 2001


                                                               2003                 2002                  2001
                                                         ------------------    ------------------   ------------------
REVENUES:

Rental income                                            $       9,883,000     $       9,383,000    $       9,725,000
Dividends from marketable securities
     of affiliate                                                  718,000               718,000              676,000
Revenues from affiliate under Performance Agreement
     (Note 5)                                                      991,000               981,000              875,000
Other income                                                        80,000                83,000               82,000
                                                         ------------------    ------------------   ------------------
                                                                11,672,000            11,165,000           11,358,000
                                                         ------------------    ------------------   ------------------
COSTS AND EXPENSES:

Cost of operations                                               2,481,000             2,259,000            2,152,000
Management fees paid to affiliate                                  606,000               563,000              573,000
Depreciation                                                       942,000               951,000              973,000
Administrative                                                     106,000                81,000              102,000
Interest expense                                                         -                     -              232,000
                                                         ------------------    ------------------   ------------------
                                                                 4,135,000             3,854,000            4,032,000
                                                         ------------------    ------------------   ------------------
NET INCOME                                               $       7,537,000     $       7,311,000    $       7,326,000
                                                         ==================    ==================   ==================
Limited partners' share of net income ($141.20 per
     unit in 2003, $133.63 per unit in 2002 and
     $181.15 per unit in 2001)                           $       5,648,000     $       5,345,000    $       7,246,000

General partners' share of net income                            1,889,000             1,966,000               80,000
                                                         ------------------    ------------------   ------------------
                                                         $       7,537,000     $       7,311,000    $       7,326,000
                                                         ==================    ==================   ==================

COMPREHENSIVE INCOME:
Net income                                               $       7,537,000     $       7,311,000    $       7,326,000
Other comprehensive income (change in unrealized
   gain (loss) of marketable equity securities)                  4,272,000              (423,000)           3,530,000
                                                         ==================    ==================   ==================
                                                         $      11,809,000     $       6,888,000    $      10,856,000
                                                         ==================    ==================   ==================

                            See accompanying notes.
                                      F-3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2003, 2002 and 2001


                                                                                        Other
                                                                                    Comprehensive     Total Partners'
                                            Limited Partners   General Partners        Income             Equity
                                            ----------------   -----------------   ---------------    ---------------

Balance at December 31, 2000                $     5,391,000     $     1,877,000    $     3,226,000    $    10,494,000

Change in unrealized gain on marketable
     securities                                           -                   -          3,530,000          3,530,000

Net income                                        7,246,000              80,000                  -          7,326,000

Equity transfer                                  (1,812,000)          1,812,000                  -                  -
                                            ----------------   -----------------   ---------------    ---------------
Balance at December 31, 2001                     10,825,000           3,769,000          6,756,000         21,350,000

Change in unrealized gain on marketable
     securities                                           -                   -           (423,000)          (423,000)

Net income                                        5,345,000           1,966,000                  -          7,311,000

Distributions paid to partners                   (5,680,000)         (1,970,000)                 -         (7,650,000)

Equity transfer                                      94,000             (94,000)                 -                  -
                                            ----------------   -----------------   ---------------    ---------------
Balance at December 31, 2002                     10,584,000           3,671,000          6,333,000         20,588,000

Change in unrealized gain on marketable
     securities                                           -                   -          4,272,000          4,272,000

Net income                                        5,648,000           1,889,000                  -          7,537,000

Distributions paid to partners                   (5,440,000)         (1,887,000)                 -         (7,327,000)

Equity transfer                                     (52,000)             52,000                  -                  -
                                            ----------------   -----------------   ---------------    ---------------
Balance at December 31, 2003                $    10,740,000     $     3,725,000    $    10,605,000    $    25,070,000
                                            ================   =================   ===============    ===============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2003, 2002 and 2001


                                                                        2003               2002                2001
                                                                   ----------------   ----------------   ----------------
Cash flows from operating activities:

     Net income                                                    $     7,537,000    $     7,311,000    $     7,326,000

     Adjustments to reconcile net income to cash provided by operating activities:

         Depreciation                                                      942,000            951,000            973,000
         Decrease (increase) in rent and other receivables                  94,000            207,000           (344,000)
         Amortization of prepaid loan fees                                       -                  -             24,000
         Decrease (increase) in other assets                                55,000            (42,000)            16,000
         Increase (decrease) in accounts payable                            20,000           (204,000)           185,000
         Increase (decrease) in deferred revenue                            12,000             50,000            (38,000)
                                                                   ----------------   ----------------   ----------------
         Total adjustments                                               1,123,000            962,000            816,000
                                                                   ----------------   ----------------   ----------------
         Net cash provided by operating activities                       8,660,000          8,273,000          8,142,000
                                                                   ----------------   ----------------   ----------------
Cash flows from investing activities:

     Additions to real estate facilities                                  (444,000)          (359,000)          (483,000)
                                                                   ----------------   ----------------   ----------------
         Net cash used in investing activities                            (444,000)          (359,000)          (483,000)
                                                                   ----------------   ----------------   ----------------
Cash flows from financing activities:

     Distributions paid to partners                                     (7,327,000)        (7,650,000)                 -
     Principal payments on note payable to commercial bank                       -                  -         (7,750,000)
                                                                   ----------------   ----------------   ----------------
         Net cash used in financing activities                          (7,327,000)        (7,650,000)        (7,750,000)
                                                                   ----------------   ----------------   ----------------
Net increase (decrease) in cash and cash equivalents                       889,000            264,000            (91,000)

Cash and cash equivalents at the beginning of the year                     698,000            434,000            525,000
                                                                   ----------------   ----------------   ----------------
Cash and cash equivalents at the end of the year                   $     1,587,000    $       698,000    $       434,000
                                                                   ================   ================   ================

Supplemental schedule of non-cash investing and financing activities:

     Increase (decrease) in fair value of marketable securities:
       Marketable securities                                       $     4,272,000    $      (423,000)   $     3,530,000
                                                                   ================   ================   ================
       Other comprehensive income                                  $     4,272,000    $      (423,000)   $     3,530,000
                                                                   ================   ================   ================

                            See accompanying notes.
                                      F-5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003


1.       Description of Partnership

                  Public Storage Properties IV, Ltd. (the "Partnership") was formed with the proceeds of a public offering. The general partners in the Partnership are Public Storage, Inc. ("PSI") and B. Wayne Hughes ("Hughes"). The Partnership owns 17 self-storage facilities located in California and Florida.

2.       Summary of Significant Accounting Policies and Partnership Matters

         Basis of Presentation:
         ----------------------

                  Certain amounts previously reported have been reclassified to conform to the December 31, 2003 presentation, including amounts pursuant to the Performance Agreement (see Note 5).

         Real Estate Facilities:
         -----------------------

                  Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings and equipment reflect costs incurred through December 31, 2003 and 2002 to develop primarily self-storage facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

         Revenue and Expense Recognition:
         --------------------------------

                  Rental income, which is generally earned pursuant to month-to-month leases for storage space, is recognized as earned. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Late charges and administrative fees are recognized as rental income when collected. Interest income is recognized as earned.

                   We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

                   Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Television, yellow page, and other advertising expenditures totaled $413,000, $399,000 and $420,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

         Allocation of Net Income:
         -------------------------

                  The general partners' share of net income consists of amounts attributable to their 1% capital contribution and an additional percentage of cash flow (as defined) which relates to the general partners' share of cash distributions as set forth in the Partnership Agreement (Note 4). All remaining net income is allocated to the limited partners.

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

                      PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

2.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         (Continued)

         Marketable Securities:
         ----------------------

                  Marketable securities at December 31, 2003 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock Series A of Public Storage, Inc. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 2003, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 2003, and has recorded a corresponding unrealized gain (loss) totaling $4,272,000, $(423,000) and $3,530,000 for the years ended December 31, 2003, 2002 and 2001, respectively, as an increase (decrease) to Partnership equity. The Partnership recognized dividends of $718,000, $718,000 and $676,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

         Impairment of Real Estate:
         --------------------------

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at December 31, 2003.

              Any long-lived assets which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value (less cost to sell) or their carrying value.

                      PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

2.       Summary of  Significant  Accounting  Policies and  Partnership  Matters
         (Continued)

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

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

                  As of March 25, 2004, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2003, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       Cash Distributions

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement) needs to be distributed at least quarterly. Cash distributions have been suspended since the third quarter of 1991 in order to build cash reserves for future debt service payments. As all debt service was repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. During 2002, we paid distributions to the limited and general partners totaling $5,680,000 ($142.00 per unit) and $1,970,000, respectively. During 2003, we paid distributions to the limited and general partners totaling $5,440,000 ($136.00 per unit) and $1,887,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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

                  The general partners have a 1% interest in the Partnership. In addition, the general partners had an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recovered all of their investment. Thereafter, the general partners have a 25% interest in all cash distributions (including sale and financing proceeds). During 1986, the limited partners recovered all of their initial investment. All subsequent distributions are being made 25.75% (including the 1% interest) to the general partners and 74.25% to the limited partners. Transfers of equity are made periodically to reconcile the partners' equity accounts to the provisions of the Partnership Agreement. These transactions have no effect on the results of operations or distributions to partners.

                      PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

5.       Related Party Transactions

                  The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined). For 2003, 2002 and 2001, the Partnership paid PSI $606,000, $563,000 and $573,000, respectively, under this management agreement.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                  A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement in March 2001, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PSI in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Partnership recorded a total of $991,000, $981,000 and $875,000 in revenue with respect to the Performance Agreement for the years ended December 31, 2003, 2002 and 2001, respectively.

                   The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing, and insurance. The total of such expenses, which are included in Cost of Operations, amounted to $1,069,000, $905,000, and $909,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

         Ownership Interest by the General Partners
         ------------------------------------------

                  In addition, B. Wayne Hughes, General Partner of the "Partnership", and Chairman of PSI and members of his family own 33.7% of the Limited Partnership units. PSI and its affiliates own 29.2% of the Limited Partnership units.

         Ownership in STOR-Re
         --------------------

                  The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method, and has received no distributions during the three years ended December 31, 2003.

                  STOR-Re provides limited property and liability insurance coverage to the Partnership, PSI, and affiliates. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

                      PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

                  The following table sets forth certain condensed consolidated financial information with respect to STOR-Re (representing 100% of this entity's operations and not the Partnership's pro-rata share):

                                                                   2003                    2002
                                                         ------------------        -----------------
                                                                    (Amounts in thousands)
   For the year ended December 31,
   Premiums earned.................................       $       14,766            $       12,043
   Net investment income...........................                  721                       784
   Loss and loss adjustment expense................              (14,731)                  (14,509)
   Other expenses..................................                 (298)                     (263)
                                                         ------------------        -----------------
      Net income (loss)............................       $          458            $       (1,945)
                                                         ==================        =================
   At December 31,
   Total assets (primarily cash and other                 $       41,778            $       30,749
      investments).................................
   Liabilities for losses and loss adjustment                     29,634                    23,335
      expenses.....................................
   Other liabilities...............................                4,053                     3,171
   Member's surplus................................                8,091                     4,243


6.       Taxes Based on Income

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $7,698,000, $7,580,000 and $7,535,000 for the years ended December 31, 2003, 2002 and 2001 respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7.       Notes Payable

                  During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. Interest on the loan was based on the London Interbank Offering Rate ("LIBOR") plus a spread 0.60% to 1.20%. The loan required monthly payments of interest and matured September 2002. During December 2001, the Partnership paid the loan in full without premium or penalty.

                  There was no interest paid during 2003 and 2002 as the loan was paid off in December 2001. Interest paid during 2001 was $232,000.

                      PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

8.       Supplementary Quarterly Financial Data (Unaudited)


                                                                           Three Months Ended
                                            --------------------------------------------------------------------------------
                                            March 31, 2003      June 30, 2003      September 30, 2003     December 31, 2003
                                            ----------------    --------------     ------------------     ------------------
Rental Income                                $    2,397,000     $    2,460,000       $     2,535,000       $     2,491,000
 Cost of Operations (including
  management fees and depreciation)          $      953,000     $    1,022,000       $     1,005,000       $     1,049,000
Net Income                                   $    1,845,000     $    1,850,000       $     1,995,000       $     1,847,000
 Net Income Per Unit                         $        34.33     $        34.45       $         38.05       $         34.37
Distributions                                $    1,832,000     $    1,831,000       $     1,832,000       $     1,832,000


                                                                           Three Months Ended
                                            --------------------------------------------------------------------------------
                                            March 31, 2002      June 30, 2002      September 30, 2002     December 31, 2002
                                            ----------------    --------------     ------------------     ------------------
Rental Income                                $    2,348,000     $    2,349,000       $     2,300,000       $     2,386,000
 Cost of Operations(including management
  fees and depreciation)                     $      855,000     $      914,000       $       963,000       $     1,041,000
Net Income                                   $    1,901,000     $    1,857,000       $     1,862,000       $     1,691,000
 Net Income Per Unit                         $        37.00     $        33.93       $         33.40       $         29.30
 Distributions                               $    1,618,000     $    1,941,000       $     2,044,000       $     2,047,000



9.       Commitments and Contingencies

     Serrao v. Public Storage, Inc. (filed April 2003)
     -------------------------------------------------
      (Superior Court - Orange County)
      --------------------------------

         The plaintiff in this case filed a suit against Public Storage on behalf of a putative class of renters who rented self-storage units from Public Storage. Plaintiff alleges that Public Storage misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is substantially similar to those in Henriquez
v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, Public Storage cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted Public Storage motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. Public Storage is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

     Salaam, et al v. Public Storage, Inc. (filed February 2000)
     -----------------------------------------------------------
      (Superior Court - Los Angeles County)
      -------------------------------------

         The plaintiffs in this case are suing Public Storage on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The maximum potential liability cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. The affirmation of denial of class certification does not address the claim under the California Unfair Business Practices Act.

         Public Storage is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act. Public Storage cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

                      PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003

     Other Items
     -----------

         Public Storage, Inc. and the Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the operations or financial position of the Partnership.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2003


                                         Initial Cost
                                 -------------------------------
                                                                    Costs Subsequent
                                                 Building, Land      to construction
         Description                Land        Imp & Equipment       (Improvements)
------------------------------   ------------   ----------------    ----------------
    California
Concord                             $349,000         $805,000            $339,000
Tustin                               517,000          844,000             377,000
Pasadena                             379,000          496,000             278,000
Azusa                                501,000        1,093,000             279,000
Redlands                             227,000          771,000             316,000
Riverside                             51,000          595,000             330,000
Oakland                              177,000          650,000             334,000
Richmond                             225,000          639,000             395,000
Santa Clara                          633,000        1,156,000             347,000
San Carlos                           396,000          902,000             218,000
Sacramento/Howe                      194,000          666,000             312,000
Sacramento/West Capitol              100,000          719,000             341,000

    Florida
Miami/Airport Expressway
                                     186,000          442,000             293,000
Miami/Cutler Ridge (1)               525,000          901,000               3,000
Pembroke Park                        255,000          607,000             431,000
Ft. Lauderdale/I-95 &
   23rd Ave.                         243,000          611,000             437,000
Ft. Lauderdale/I-95 & Sunrise
                                     286,000          690,000             533,000
                                 ------------   ----------------    ----------------
                                  $5,244,000      $12,587,000          $5,563,000
                                 ============   ================    ================

                                            Gross Carrying Amount
                                             at December 31, 2003
                                 ---------------------------------------------

                                               Building, Land                       Accumulated         Date
         Description                Land      Imp & Equipment          Total        Depreciation      Completed
------------------------------   -----------  ---------------      -----------      ------------      ---------
    California
Concord                            $349,000       $1,144,000        $1,493,000         $979,000         01/79
Tustin                              517,000        1,221,000         1,738,000        1,144,000         12/78
Pasadena                            379,000          774,000         1,153,000          642,000         11/79
Azusa                               501,000        1,372,000         1,873,000        1,310,000         11/78
Redlands                            227,000        1,087,000         1,314,000          907,000         02/79
Riverside                            51,000          925,000           976,000          851,000         05/79
Oakland                             177,000          984,000         1,161,000          878,000         04/79
Richmond                            225,000        1,034,000         1,259,000          927,000         03/79
Santa Clara                         633,000        1,503,000         2,136,000        1,325,000        6 & 7/79
San Carlos                          396,000        1,120,000         1,516,000        1,029,000         10/79
Sacramento/Howe                     194,000          978,000         1,172,000          914,000         08/79
Sacramento/West Capitol             100,000        1,060,000         1,160,000          987,000         06/79

    Florida
Miami/Airport Expressway
                                    186,000          735,000           921,000          686,000         01/79
Miami/Cutler Ridge (1)              302,000        1,127,000         1,429,000        1,036,000         04/79
Pembroke Park                       255,000        1,038,000         1,293,000          977,000         07/79
Ft. Lauderdale/I-95 &
   23rd Ave.                        243,000        1,048,000         1,291,000          946,000         07/79
Ft. Lauderdale/I-95 & Sunrise
                                    286,000        1,223,000         1,509,000        1,105,000         10/79
                                 -----------  ---------------      -----------      ------------
                                 $5,021,000      $18,373,000       $23,394,000      $16,643,000
                                 ===========  ===============      ===========      ============


(1) In the second quarter of 2000, the Partnership sold approximately 43% of the land.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                                             2003                     2002
                                                      -------------------      ------------------
Investment in Real Estate
   Balance at the beginning of the year               $       22,950,000       $       22,591,000

   Additions through cash expenditures                           444,000                  359,000
                                                      -------------------      ------------------
Balance at the end of the year                        $       23,394,000       $       22,950,000
                                                      ===================      ==================

Accumulated Depreciation
   Balance at the beginning of the year               $       15,701,000       $       14,750,000

   Additions charged to costs and expenses                       942,000                  951,000
                                                      -------------------      ------------------
                                                      $       16,643,000       $       15,701,000
                                                      ===================      ==================


(a) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $17,633,000 (unaudited).