Form 10-Q
period 2004-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2004-05-17
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2004

                                       or

[  ]  Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-8908

                       PUBLIC STORAGE PROPERTIES IV, LTD.
             (Exact name of Registrant as specified in its charter)

                 California                                      95-3192402
       ------------------------------                     ----------------------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                     Identification Number)

  701 Western Avenue, Glendale, California                       91201-2349
  ----------------------------------------                       ----------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at May 13, 2004: 40,000.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                      INDEX

                                                                        Pages

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets at March 31, 2004
              and December 31, 2003                                         1

              Condensed Statements of Income for the Three
              Months Ended March 31, 2004 and 2003                          2

              Condensed Statement of Partners' Equity for the
              Three Months Ended March 31, 2004                             3

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2004 and 2003                    4

              Notes to Condensed Financial Statements                    5-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             11-12

Item 2A.      Risk Factors                                              12-14

Item 4.       Controls and Procedures                                      14

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                            15

Item 6.       Exhibits and Reports on Form 8-K                             15

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                March 31,            December 31,
                                                                                  2004                   2003
                                                                            -----------------     ------------------
                                                                               (Unaudited)

                                                       ASSETS

Cash and cash equivalents                                                   $      2,147,000       $      1,587,000
Marketable securities of affiliate (cost of $6,340,000)                           18,965,000             16,945,000
Rent and other receivables                                                           137,000                194,000

Real estate facilities, at cost:
     Buildings and equipment                                                      18,385,000             18,373,000
     Land                                                                          5,021,000              5,021,000
                                                                            -----------------     ------------------
                                                                                  23,406,000             23,394,000

     Less accumulated depreciation                                               (16,841,000)           (16,643,000)
                                                                            -----------------     ------------------
                                                                                   6,565,000              6,751,000

Other assets                                                                          63,000                 49,000
                                                                            -----------------     ------------------
Total assets                                                                $     27,877,000       $     25,526,000
                                                                            =================     ==================

                                          LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued liabilities                                    $        373,000       $        170,000
Deferred revenue                                                                     316,000                286,000

Commitments and contingencies (Note 5)

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         10,813,000             10,740,000
     General partners' equity                                                      3,750,000              3,725,000
     Other comprehensive income                                                   12,625,000             10,605,000
                                                                            -----------------     ------------------
     Total partners' equity                                                       27,188,000             25,070,000
                                                                            -----------------     ------------------
Total liabilities and partners' equity                                      $     27,877,000       $     25,526,000
                                                                            =================     ==================



                            See accompanying notes.
                                       1

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended
                                                                     March 31,
                                                       -----------------------------------
                                                             2004                2003
                                                       ----------------   ----------------

  REVENUES:

  Rental income                                        $     2,524,000    $     2,397,000
  Dividends from marketable securities of affiliate            180,000            180,000
  Other income                                                  20,000             19,000
  Revenues from affiliate under performance agreement          251,000            233,000
                                                       ----------------   ----------------
                                                             2,975,000          2,829,000
                                                       ----------------   ----------------
  COSTS AND EXPENSES:

  Cost of operations                                           671,000            564,000
  Management fees paid to affiliate                            151,000            149,000
  Depreciation                                                 198,000            240,000
  Administrative                                                25,000             31,000
                                                       ----------------   ----------------
                                                             1,045,000            984,000
                                                       ----------------   ----------------
  NET INCOME:                                          $     1,930,000    $     1,845,000
                                                       ================   ================

  Limited partners' share of net income ($36.43 per
    unit in 2004 and $34.33 per unit in 2003)         $      1,457,000    $     1,373,000

  General partners' share of net income                        473,000            472,000
                                                       ----------------   ----------------
                                                       $     1,930,000    $     1,845,000
                                                       ================   ================

  COMPREHENSIVE INCOME:

  Net income                                           $     1,930,000    $     1,845,000
  Other comprehensive income (change in unrealized
    gain of marketable equity securities)                    2,020,000           (759,000)
                                                       ----------------   ----------------
                                                       $     3,950,000    $     1,086,000
                                                       ================   ================



                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners'          Partners'           Income              Equity
                                              -----------------  -----------------  -----------------  ------------------

Balance at December 31, 2003                  $     10,740,000   $      3,725,000   $     10,605,000   $     25,070,000

Change in unrealized gain of marketable
  equity securities                                          -                  -          2,020,000          2,020,000

Net income                                           1,457,000            473,000                  -          1,930,000

Distributions                                      (1,360,000)          (472,000)                  -        (1,832,000)

Equity transfer                                       (24,000)             24,000                  -                  -
                                              -----------------  -----------------  -----------------  ------------------
Balance at March 31, 2004                     $     10,813,000   $      3,750,000   $     12,625,000   $     27,188,000
                                              =================  =================  =================  ==================



                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 --------------------------------
                                                                                    2004                2003
                                                                                 -------------      -------------
Cash flows from operating activities:

     Net income                                                                  $  1,930,000       $  1,845,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 198,000            240,000
         Decrease in rent and other receivables                                        57,000            108,000
         (Increase) decrease in other assets                                          (14,000)            46,000
         Increase (decrease) in accounts payable and accrued liabilities              203,000            (19,000)
         Increase in deferred revenue                                                  30,000             20,000
                                                                                 -------------      -------------
              Total adjustments                                                       474,000            395,000
                                                                                 -------------      -------------
              Net cash provided by operating activities                             2,404,000          2,240,000
                                                                                 -------------      -------------
Cash flows from investing activities:

     Additions to real estate facilities                                              (12,000)           (70,000)
                                                                                 -------------      -------------
              Net cash used in investing activities                                   (12,000)           (70,000)
                                                                                 -------------      -------------
Cash flows from financing activities:

     Distributions paid to partners                                                (1,832,000)        (1,832,000)
                                                                                 -------------      -------------
              Net cash used in financing activities                                (1,832,000)        (1,832,000)
                                                                                 -------------      -------------
Net increase in cash and cash equivalents                                             560,000            338,000

Cash and cash equivalents at beginning of period                                    1,587,000            698,000
                                                                                 -------------      -------------
Cash and cash equivalents at end of period                                       $  2,147,000       $  1,036,000
                                                                                 =============      =============
Supplemental schedule of non-cash activities:

     Change in fair market value of marketable securities:
         Marketable securities                                                   $  2,020,000       $   (759,000)
                                                                                 =============      =============
         Other comprehensive income                                              $  2,020,000       $   (759,000)
                                                                                 =============      =============



                            See accompanying notes.
                                       4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       DESCRIPTION OF THE BUSINESS

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

         The Partnership was formed to engage in the business of developing and operating self-storage facilities for personal and business use. The Partnership owns 17 self-storage properties in California and Florida.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2003.

         Certain amounts previously reported have been reclassified to conform to the March 31, 2004 presentation, including amounts pursuant to the Performance Agreement (see Note 4).

         Use of Estimates:
         -----------------

         The preparation of the condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed financial statements and accompanying notes. Actual results could differ from those estimates.

         Allocation of Net Income:
         -------------------------

         The general partners' share of net income consists of amounts attributable to their 1% capital contribution and an additional percentage of cash flow (as defined) which relates to the general partners' share of cash distributions as set forth in the Partnership Agreement (See "Ownership Interest by the General Partners" under
         Note 4). All remaining net income is allocated to the limited partners.

         Per unit data is based on the weighted average number of the limited partnership units (40,000) outstanding during the period.

         Cash and Cash Equivalents:
         --------------------------

         For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Marketable Securities:
         ----------------------

         Marketable securities at March 31, 2004 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at March 31, 2004, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at March 31, 2004. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

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

         Income Taxes:
         -------------

         Public Storage Properties IV, Ltd. is treated as a partnership for Federal income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement.

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

         Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years.

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at March 31, 2004.

         Any real estate which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value (less cost to sell) or their carrying value.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Property taxes are accrued based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

         Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses totaled $109,000 and $97,000 for the three months ended March 31, 2004 and 2003, respectively.

         Environmental Costs:
         --------------------

         The Partnership's policy is to accrue environmental assessments and/or remediation costs when it is probable that such efforts will be required and the related costs can be reasonably estimated. Although there can be no assurance, we are not aware of any environmental contamination at any of our facilities, which, individually or in the aggregate, would be material to our overall business, financial condition or results of operations.

3.       CASH DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,360,000 ($34.00 per unit) and $472,000, respectively, for each of the three month periods ended March 31, 2004 and 2003. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Public Storage, Inc.:
         --------------------------------------------------------------------

         The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended March 31, 2004 and 2003, the Partnership paid $151,000 and $149,000, respectively, pursuant to this management agreement. The management agreement between the Partnership and PSI may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PSI in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues under performance agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Performance Agreement expires on December 31, 2015.

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing and insurance. The total of such expenses, which are primarily included in cost of operations, amounted to $287,000 and $240,000 for the three months ended March 31, 2004 and 2003, respectively.

         Ownership in Public Storage Stock:
         ----------------------------------

         Marketable securities at March 31, 2004 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership.


         Ownership Interest by the General Partners:
         -------------------------------------------

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

         The general partners have a 1% interest in the Partnership. In addition, the general partners had an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recovered all of their investment. Thereafter, the general partners have a 25% interest in all cash distributions (including sale and financing proceeds). During 1987, the limited partners recovered all of their initial investment. All subsequent distributions are being made 25.75% (including the 1% interest) to the general partners and 74.25% to the limited partners. Transfers of equity are made periodically to reconcile the partners' equity accounts to the provisions of the Partnership Agreement. These transfers have no effect on results of operations or distributions to partners.

         As of March 31, 2004, Hughes and members of his family own 33.7% of the Limited Partnership units. PSI and its affiliates own 29.2% of the Limited Partnership units.

         Ownership in STOR-Re:
         ---------------------

         The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2003 or for the three months ended March 31, 2004.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

5.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003)
         ----------------------------------------------------
         (Superior Court - Orange County)
         --------------------------------

         The plaintiff in this case filed a suit against PSI on behalf of a putative class of renters who rented self-storage units from PSI. Plaintiff alleges that PSI misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is substantially similar to those in Henriquez
         v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed. Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted PSI's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. PSI is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

         Salaam et al v. Public  Storage,  Inc.  (filed February 2000)
         -------------------------------------------------------------
         (Superior Court - Los Angeles County)
         -------------------------------------

         The plaintiffs in this case are suing PSI on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The maximum potential liability cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. The affirmation of denial of class certification does not address the claim under the California Unfair Business Practices Act.

         PSI is continuing to vigorously contest the claims in this case and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act. PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

         Other Items
         -----------

         PSI and The Partnership are parties to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse impact upon the operations or financial position of the Partnership.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Insurance and Loss Exposure:
         ----------------------------

         Our facilities have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage through STOR-Re and also insure portions of these risks through nationally recognized insurance carriers.

         The Partnership, STOR-Re and its affiliates' maximum aggregate annual exposure for losses that are below the deductibles set forth in the third-party insurance contracts, assuming multiple significant events occur, is approximately $30 million. In addition, if losses exhaust the third-party insurers' limit of coverage of $125,000,000 for property coverage and $101,000,000 for general liability, our exposure could be greater. These limits are higher than estimates of maximum probable losses that could occur from individual catastrophic events (i.e. earthquake and wind damage) determined in recent engineering and actuarial studies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Partnership's condensed financial statements and notes thereto.

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "may," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in "Risk Factors" (as discussed below) and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

CRITICAL ACCOUNTING POLICIES

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. We quarterly evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at March 31, 2004. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

         ESTIMATED USEFUL LIVES OF LONG-LIVED ASSETS: Substantially all of our assets consist of depreciable, long-lived assets. We record depreciation expense with respect to these assets based upon their estimated useful lives. Any change in the estimated useful lives of those assets, caused by functional or economic obsolescence or other factors, could have a material adverse impact on our financial condition or results of operations.

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses which we are aware of, are described in Note 5 to the partnership's financial statements.

         ACCRUALS FOR OPERATING EXPENSES: We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated. Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of the amounts to be incurred in a full year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003:

         Our net income for the three months ended March 31, 2004 was $1,930,000 compared to $1,845,000 for the three months ended March 31, 2003, representing an increase of $85,000.

         Rental income for the three months ended March 31, 2004 was $2,524,000 compared to $2,397,000 for the three months ended March 31, 2003, representing an increase of $127,000 or 5%. These increases are attributable to an increase in average occupancy at the Partnership's self-storage facilities. Weighted average occupancy levels at the self-storage facilities were 91% and 88% for the three months ended March 31, 2004 and 2003, respectively. Annual realized rent for the three months ended March 31, 2004 increased to $13.60 per occupied square foot from $13.32 per occupied square foot for the three months ended March 31, 2003.

         Cost of  operations  (including  management  fees paid to affiliate-see
Note 4 to the Financial Statements) for the three months ended March 31, 2004 was $822,000 compared to $713,000 for the three months ended March 31, 2003, representing an increase of $109,000 or 15%. The increase in cost of operations for the three months ended March 31, 2004, is primarily due to increases in advertising and promotion, property tax, repairs and maintenance, and property insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities ($2,404,000 for the three months ended March 31, 2004) have been sufficient to meet all current obligations of the Partnership.

         At March 31, 2004, we held 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $18,965,000 (cost basis of $6,340,000). We recognized $180,000 in dividends for each of the three month periods ended March 31, 2004 and 2003.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,360,000 ($34.00 per unit) and $472,000, respectively, for the three months ended March 31, 2004. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

         The Partnership may borrow in the future with the intent of using the proceeds to finance distributions to the limited and general partners.

ITEM 2A. RISK FACTORS

         In addition to the other information in our Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2003, you should consider the following factors in evaluating the Partnership:

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

         There is significant competition among self-storage facilities and from other storage alternatives. Most of our properties are self-storage facilities. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Partnership is a party to the actions described under "Item 3. Legal Proceedings" in the Partnership's 2003 annual report on Form 10-K. There have been no material developments in the actions described in the Partnership's 2003 annual report on Form 10-K.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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







                                            DATED: May 14, 2004

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