Form 10-Q
period 2004-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2004-08-16
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2004

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

     [ ] Yes             [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at August 13, 2004: 40,000.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                      INDEX

                                                                     Pages

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets at June 30, 2004
              and December 31, 2003                                      1

              Condensed Statements of Income and Comprehensive Income
              for the Three and Six Months Ended June 30, 2004 and 2003  2

              Condensed Statement of Partners' Equity for the
              Six Months Ended June 30, 2004                             3

              Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2004 and 2003                    4

              Notes to Condensed Financial Statements                 5-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations          11-13

Item 2A.      Risk Factors                                           13-15

Item 4.       Controls and Procedures                                   15

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                         16

Item 6.       Exhibits and Reports on Form 8-K                          16

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 2004                   2003
                                                                            -----------------      -----------------
                                                                              (Unaudited)

                                                       ASSETS
                                                       ------

Cash and cash equivalents                                                   $      2,276,000       $      1,587,000
Marketable securities of affiliate (cost of $6,340,000)                           17,899,000             16,945,000
Rent and other receivables                                                           147,000                194,000

Real estate facilities, at cost:
     Buildings and equipment                                                      18,586,000             18,373,000
     Land                                                                          5,021,000              5,021,000
                                                                            -----------------      -----------------
                                                                                  23,607,000             23,394,000

     Less accumulated depreciation                                               (17,025,000)           (16,643,000)
                                                                            -----------------      -----------------
                                                                                   6,582,000              6,751,000

Other assets                                                                          96,000                 49,000
                                                                            -----------------      -----------------

Total assets                                                                $     27,000,000       $     25,526,000
                                                                            =================      =================

                                          LIABILITIES AND PARTNERS' EQUITY
                                          --------------------------------

Accounts payable and accrued liabilities                                    $        375,000       $        170,000
Deferred revenue                                                                     318,000                286,000

Commitments and contingencies (Note 5)                                                     -                      -

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         10,950,000             10,740,000
     General partners' equity                                                      3,798,000              3,725,000
     Other comprehensive income                                                   11,559,000             10,605,000
                                                                            -----------------      -----------------

     Total partners' equity                                                       26,307,000             25,070,000
                                                                            -----------------      -----------------

Total liabilities and partners' equity                                      $     27,000,000       $     25,526,000
                                                                            =================      =================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,
                                                       ----------------------------------     ----------------------------------
                                                             2004                2003               2004               2003
                                                       ---------------    ---------------     ---------------    ---------------


  REVENUES:

  Rental income                                        $     2,581,000    $     2,460,000     $     5,105,000    $     4,857,000
  Dividends from marketable securities of affiliate            179,000            179,000             359,000            359,000
  Other income                                                  23,000             21,000              43,000             40,000
  Revenues from affiliate under performance agreement          261,000            243,000             512,000            476,000
                                                       ---------------    ---------------     ---------------    ---------------

                                                             3,044,000          2,903,000           6,019,000          5,732,000
                                                       ---------------    ---------------     ---------------    ---------------

  COSTS AND EXPENSES:

  Cost of operations                                           658,000            658,000           1,329,000          1,222,000
  Management fees paid to affiliate                            155,000            123,000             306,000            272,000
  Depreciation                                                 184,000            241,000             382,000            481,000
  Administrative                                                31,000             31,000              56,000             62,000
                                                       ---------------    ---------------     ---------------    ---------------

                                                             1,028,000          1,053,000           2,073,000          2,037,000
                                                       ---------------    ---------------     ---------------    ---------------

  NET INCOME:                                          $     2,016,000    $     1,850,000     $     3,946,000   $      3,695,000
                                                       ===============    ===============     ===============    ===============


  Limited partners' share of net income ($75.00 per
    unit in 2004 and $68.78 per unit in 2003)                                                $      3,000,000    $     2,751,000


  General partners' share of net income                                                               946,000            944,000
                                                                                              ---------------    ---------------
                                                                                              $     3,946,000    $     3,695,000
                                                                                              ===============    ===============

  COMPREHENSIVE INCOME:

  Net income                                                                                  $     3,946,000    $     3,695,000
  Other comprehensive income (change in unrealized
    gain of marketable equity securities)                                                             954,000            618,000
                                                                                              ---------------    ---------------


                                                                                             $      4,900,000    $     4,313,000
                                                                                              ===============    ===============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners'          Partners'           Income              Equity
                                              ----------------   ----------------   ----------------   ----------------
Balance at December 31, 2003                  $     10,740,000   $      3,725,000   $     10,605,000   $     25,070,000

Change in unrealized gain of marketable
  equity securities                                          -                  -            954,000            954,000

Net income                                           3,000,000            946,000                  -          3,946,000

Distributions                                       (2,720,000)          (943,000)                 -         (3,663,000)

Equity transfer                                        (70,000)            70,000                  -                  -
                                              ----------------   ----------------   ----------------   ----------------

Balance at June 30, 2004                      $     10,950,000   $      3,798,000   $     11,559,000   $     26,307,000
                                              ================   ================   ================   ================


                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                 --------------------------------
                                                                                    2004                2003
                                                                                 ------------       -------------
Cash flows from operating activities:

     Net income                                                                  $  3,946,000       $  3,695,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 382,000            481,000
         Decrease in rent and other receivables                                        47,000             96,000
         (Increase) decrease in other assets                                          (47,000)            41,000
         Increase in accounts payable and accrued liabilities                         205,000             69,000
         Increase in deferred revenue                                                  32,000             12,000
                                                                                 ------------       -------------

              Total adjustments                                                       619,000            699,000
                                                                                 ------------       -------------

              Net cash provided by operating activities                             4,565,000          4,394,000
                                                                                 ------------       -------------

Cash flows from investing activities:

     Additions to real estate facilities                                             (213,000)          (288,000)
                                                                                 ------------       -------------

              Net cash used in investing activities                                  (213,000)          (288,000)
                                                                                 ------------       -------------

Cash flows from financing activities:

     Distributions paid to partners                                                (3,663,000)        (3,663,000)
                                                                                 ------------       -------------

              Net cash used in financing activities                                (3,663,000)        (3,663,000)
                                                                                 ------------       -------------

Net increase in cash and cash equivalents                                             689,000            443,000

Cash and cash equivalents at beginning of period                                    1,587,000            698,000
                                                                                 ------------       -------------

Cash and cash equivalents at end of period                                       $  2,276,000       $  1,141,000
                                                                                 ============       =============

Supplemental schedule of non-cash activities:

     Change in fair market value of marketable securities:
         Marketable securities                                                   $    954,000       $    618,000
                                                                                 ============       =============
         Other comprehensive income                                              $    954,000       $    618,000
                                                                                 ============       =============


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2003.

         Certain amounts previously reported have been reclassified to conform to the June 30, 2004 presentation; including amounts pursuant to the Performance Agreement (see Note 4).

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

         Allocation of Net Income:
         -------------------------

         The general partners' share of net income consists of amounts attributable to their 1% capital contribution and an additional percentage of cash flow (as defined) which relates to the general partners' share of cash distributions as set forth in the Partnership Agreement (See "Ownership Interests by the General Partners" under Note
         4). All remaining net income is allocated to the limited partners.

         Per unit data is based on the weighted average number of the limited partnership units (40,000) outstanding during the period.

         Cash and Cash Equivalents:
         --------------------------

         For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of six months or less to be cash equivalents.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Marketable Securities:
         ----------------------

         Marketable securities at June 30, 2004 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at June 30, 2004, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at June 30, 2004. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

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

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

         Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years and accordingly such buildings are fully depreciated at June 30, 2004.

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at June 30, 2004.

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

         Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses were $113,000 and $222,000 for the three and six months ended June 30, 2004, respectively, compared to $118,000 and $215,000, respectively, for the same periods in 2003.

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

3.       CASH DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $2,720,000 ($68.00 per unit) and $943,000, respectively, for the six month ended June 30, 2004. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Public Storage, Inc.:
         --------------------------------------------------------------------

         The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended June 30, 2004 and 2003, the Partnership paid $155,000 and $123,000, respectively, pursuant to this management agreement. For the six months ended June 30, 2004 and 2003, the Partnership paid $306,000 and $272,000, respectively. The management agreement between the Partnership and PSI may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

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

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing and insurance. The total of such expenses, which are primarily included in cost of operations, amounted to $309,000 and $291,000 for the three months ended June 30, 2004 and 2003, respectively, and $596,000 and $531,000 for the six months ended June 30, 2004 and 2003, respectively.


         Ownership in Public Storage Stock:
         ----------------------------------

         Marketable securities at June 30, 2004 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership.


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

         As of June 30, 2004, Hughes and members of his family own 33.7% of the Limited Partnership units. PSI and its affiliates own 29.2% of the Limited Partnership units.

         Ownership in STOR-Re:
         ---------------------

         The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2003 or for the six months ended June 30, 2004.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         STOR-Re provided limited property and liability insurance coverage to the Partnership, PSI, and affiliates for losses occurring during policy periods prior to April 1, 2004. An entity wholly owned by PSI has succeeded STOR-Re with respect to policy periods subsequent to March 31, 2004. STOR-Re's liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

5.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

          Serrao v. Public  Storage,  Inc.  (filed April 2003) (Superior Court -
          ----------------------------------------------------------------------
          Orange County)
          --------------

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

          Salaam et al v. Public  Storage,  Inc. (filed February 2000) (Superior
          ----------------------------------------------------------------------
          Court - Los Angeles County)
          ---------------------------

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
         --------------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. We quarterly evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at June 30, 2004. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003:

         Our net income for the three months ended June 30, 2004 was $2,016,000 compared to $1,850,000 for the three months ended June 30, 2003, representing an increase of $166,000 or 9%.

         Rental income for the three months ended June 30, 2004 was $2,581,000 compared to $2,460,000 for the three months ended June 30, 2003, representing an increase of $121,000 or 5%. These increases are attributable to an increase in annualized realized rents per square foot and a slight increase in average occupancy at the Partnership's self-storage facilities. Weighted average occupancy levels at the self-storage facilities were 92% and 91% for the three months ended June 30, 2004 and 2003, respectively. Annual realized rent for the three months ended June 30, 2004 increased to $13.79 per occupied square foot from $13.20 per occupied square foot for the three months ended June 30, 2003.

         Cost of operations (including management fees paid to affiliate - see
Note 4 to the Financial Statements) for the three months ended June 30, 2004 was $813,000 compared to $781,000 for the three months ended June 30, 2003, representing an increase of $32,000 or 4%. The increase in cost of operations for the three months ended June 30, 2004, is primarily due to increases in property tax, and management fees, partially offset by a decrease in advertising and promotion costs.

         Depreciation expense was $184,000 for the three months ended June 30, 2004 compared to $241,000 for the same period in 2003, a decrease of $57,000 or 24%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for many self-storage facilities becoming fully depreciated.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003:

         Our net income for the six months ended June 30, 2004 was $3,946,000 compared to $3,695,000 for the six months ended June 30, 2003, representing an increase of $251,000 or 7%.

         Rental income for the six months ended June 30, 2004 was $5,105,000 compared to $4,857,000 for the six months ended June 30, 2003, representing an increase of $248,000 or 5%. These increases are attributable to an increase in annualized realized rents per square foot and an increase in average occupancy at the Partnership's self-storage facilities. Weighted average occupancy levels at the self-storage facilities were 91% and 89% for the six months ended June 30, 2004 and 2003, respectively. Annual realized rent for the six months ended June 30, 2004 increased to $13.69 per occupied square foot from $13.26 per occupied square foot for the six months ended June 30, 2003.

         Cost of operations (including management fees paid to affiliate - see
Note 4 to the Financial Statements) for the six months ended June 30, 2004 was $1,635,000 compared to $1,494,000 for the six months ended June 30, 2003, representing an increase of $141,000 or 9%. The increase in cost of operations for the six months ended June 30, 2004, is primarily due to increases in advertising and promotion, property tax, utilities, repairs and maintenance and management fees.

         Depreciation expense was $382,000 for the six months ended June 30, 2004 compared to $481,000 for the same period in 2003 and decrease of $99,000 or 21%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for many self-storage facilities becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities ($4,565,000 for the six months ended June 30, 2004) have been sufficient to meet all current obligations of the Partnership.

         At June 30, 2004, we held 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $17,899,000 (cost basis of $6,340,000). We recognized $359,000 in dividends for each of the six months ended June 30, 2004 and 2003.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $2,720,000 ($68.00 per unit) and $943,000, respectively, for the six months ended June 30, 2004. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         DEPENDENCY UPON AUTOMATED PROCESSES.

         We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack.

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

o        natural disasters, such as earthquakes;

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

          There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can make no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

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

 ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------
         Public Storage, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports the Partnership files and submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to the Partnership's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

        (a) The following Exhibits are included herein:

             31.1  Certification by Ronald L. Havner,  Jr. pursuant to 18 U.S.C.
                   Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

             31.2  Certification  by John Reyes  pursuant  to 18 U.S.C.  Section
                   1350,   as   adopted   pursuant   to   section   302  of  the
                   Sarbanes-Oxley Act of 2002

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







                                          DATED: August 13, 2004

                                          PUBLIC STORAGE PROPERTIES IV, LTD.

                                          BY:  Public Storage, Inc.
                                               General Partner





                                          BY:   /s/ John Reyes
                                               ---------------
                                               John Reyes
                                               Senior Vice President and
                                               Chief Financial Officer