Form 10-Q
period 2004-09-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2004-11-15
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the period ended September 30, 2004


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-8908

                       PUBLIC STORAGE PROPERTIES IV, LTD.
             (Exact name of Registrant as specified in its charter)

          California                                95-3192402
-------------------------------------             ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)
701 Western Avenue, Glendale, California              91201-2349
-------------------------------------             ----------------------------
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

     [ ] Yes             [X] No



The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at November 15, 2004: 40,000.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                      INDEX

                                                                     Pages

PART I.  FINANCIAL INFORMATION (Item 3 not applicable)
         ---------------------

Item 1.  Financial Statements

         Condensed Balance Sheets at September 30, 2004

         and December 31, 2003                                              1


         Condensed Statements of Income and Comprehensive
         Income for the Three and
         Nine Months Ended September 30, 2004 and 2003                      2


         Condensed Statement of Partners' Equity for the
         Nine Months Ended September 30, 2004                               3


         Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 2004 and 2003                      4

         Notes to Condensed Financial Statements                         5-10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  11-13

Item 2A. Risk Factors                                                   13-15

Item 4.  Controls and Procedures                                        15-16

PART II. OTHER INFORMATION (Items 2 - 5 not applicable)
         -----------------

Item 1.  Legal Proceedings                                                 17

Item 6.  Exhibits and Reports on Form 8-K                                  18

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS



                                                                             September 30,          December 31,
                                                                                 2004                   2003
                                                                            ----------------       ----------------
                                                                              (Unaudited)

                                     ASSETS
                                     ------


Cash and cash equivalents                                                   $      2,746,000       $      1,587,000
Marketable securities of affiliate (cost of $6,340,000)                           19,277,000             16,945,000
Rent and other receivables                                                           118,000                194,000

Real estate facilities, at cost:
     Buildings and equipment                                                      18,681,000             18,373,000
     Land                                                                          5,021,000              5,021,000
                                                                            ----------------       ----------------
                                                                                  23,702,000             23,394,000

     Less accumulated depreciation                                               (17,166,000)           (16,643,000)
                                                                            ----------------       ----------------
                                                                                   6,536,000              6,751,000

Other assets                                                                          97,000                 49,000
                                                                            ----------------       ----------------
Total assets                                                                $     28,774,000       $     25,526,000
                                                                            ================       ================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable and accrued liabilities                                    $        468,000       $        170,000
Deferred revenue                                                                     289,000                286,000

Commitments and contingencies (Note 5)                                                     -                      -


Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                         11,197,000             10,740,000
     General partners' equity                                                      3,883,000              3,725,000
     Other comprehensive income                                                   12,937,000             10,605,000
                                                                            ----------------       ----------------
     Total partners' equity                                                       28,017,000             25,070,000
                                                                            ----------------       ----------------
Total liabilities and partners' equity                                      $     28,774,000       $     25,526,000
                                                                            ================       ================

                             See accompanying notes


                       PUBLIC STORAGE PROPERTIES IV, LTD.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                Three Months Ended                     Nine Months Ended
                                                                   September 30,                         September 30,
                                                       ---------------------------------      ----------------------------------
                                                               2004                2003               2004               2003
                                                       ----------------   ---------------     ---------------   ----------------
  REVENUES:

  Rental income                                        $     2,616,000    $     2,542,000     $     7,721,000    $     7,399,000
  Dividends from marketable securities of affiliate            179,000            179,000             538,000            538,000
  Other income                                                  26,000             20,000              69,000             60,000
  Revenues from affiliate under performance
  agreement                                                    297,000            277,000             809,000            753,000
                                                       ----------------   ---------------     ---------------   ----------------
                                                             3,118,000          3,018,000           9,137,000          8,750,000
                                                       ----------------   ---------------     ---------------   ----------------
  COSTS AND EXPENSES:

  Cost of operations                                           633,000            592,000           1,962,000          1,814,000
  Management fees paid to affiliate                            157,000            172,000             463,000            444,000
  Depreciation                                                 141,000            241,000             523,000            722,000
  Administrative                                                23,000             18,000              79,000             80,000
                                                       ----------------   ---------------     ---------------   ----------------
                                                               954,000          1,023,000           3,027,000          3,060,000
                                                       ----------------   ---------------     ---------------   ----------------
  NET INCOME:                                          $     2,164,000    $     1,995,000     $     6,110,000   $      5,690,000
                                                       ================   ===============     ===============   ================


  Limited partners' share of net income ($117.23 per
    unit in 2004 and $106.83 per unit in 2003)                                                $     4,689,000   $      4,273,000

  General partners' share of net income                                                             1,421,000          1,417,000
                                                                                              ---------------   ----------------
                                                                                              $     6,110,000    $     5,690,000
                                                                                              ===============   ================

  COMPREHENSIVE INCOME:

  Net income                                                                                  $     6,110,000    $     5,690,000
  Other comprehensive income (change in unrealized                                                  2,332,000          2,662,000
    gain of marketable equity securities)
                                                                                              ---------------   ----------------
                                                                                             $      8,442,000    $     8,352,000

                                                                                              ===============   ================

                             See accompanying notes

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)

                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners'          Partners'           Income              Equity
                                              ----------------   ----------------   ----------------   -----------------
Balance at December 31, 2003                  $     10,740,000   $      3,725,000   $     10,605,000   $     25,070,000

Change in unrealized gain of marketable
  equity securities                                          -                  -          2,332,000          2,332,000

Net income                                           4,689,000          1,421,000                  -          6,110,000

Distributions                                       (4,080,000)        (1,415,000)                 -         (5,495,000)

Equity transfer                                       (152,000)           152,000                  -                  -
                                              ----------------   ----------------   ----------------   -----------------
Balance at September 30, 2004                 $     11,197,000   $      3,883,000   $     12,937,000   $     28,017,000
                                              ================   ================   ================   =================


                             See accompanying notes
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                ----------------------------------
                                                                                    2004                2003
                                                                                -------------       --------------
Cash flows from operating activities:


     Net income                                                                  $  6,110,000       $  5,690,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 523,000            722,000
         Decrease in rent and other receivables                                        76,000            119,000
         (Increase) decrease in other assets                                          (48,000)            43,000
         Increase in accounts payable and accrued liabilities                         298,000            258,000
         Increase (decrease) in deferred revenue                                        3,000            (5,000)
                                                                                -------------       --------------
              Total adjustments                                                       852,000          1,137,000
                                                                                -------------       --------------
              Net cash provided by operating activities                             6,962,000          6,827,000
                                                                                -------------       --------------

Cash flows from investing activities:

     Additions to real estate facilities                                             (308,000)          (392,000)
                                                                                -------------       --------------

              Net cash used in investing activities                                  (308,000)          (392,000)
                                                                                -------------       --------------
Cash flows from financing activities:

     Distributions paid to partners                                                (5,495,000)        (5,495,000)
                                                                                -------------       --------------
              Net cash used in financing activities                                (5,495,000)        (5,495,000)
                                                                                -------------       --------------
Net increase in cash and cash equivalents                                           1,159,000            940,000

Cash and cash equivalents at beginning of period                                    1,587,000            698,000
                                                                                -------------       --------------
Cash and cash equivalents at end of period                                       $  2,746,000       $  1,638,000
                                                                                =============       ==============

Supplemental schedule of non-cash activities:

     Change in fair market value of marketable securities:
         Marketable securities                                                   $  2,332,000       $  2,662,000
                                                                                =============       ==============
         Other comprehensive income                                              $  2,332,000       $  2,662,000
                                                                                =============       ==============


                             See accompanying notes
                                       4

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

2.       Summary of Significant Accounting Policies

         Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2003.

         Certain amounts previously reported have been reclassified to conform to the September 30, 2004 presentation; including amounts pursuant to the Performance Agreement (see Note 4).

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

         Cash and Cash Equivalents:
         --------------------------

         For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of nine months or less to be cash equivalents.

         Marketable Securities:
         ----------------------

         Marketable securities at September 30, 2004 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership. We have designated our portfolio of marketable securities as available for sale. Accordingly, at September 30, 2004, we have recorded the marketable securities at fair value, based upon the closing quoted prices of the securities at September 30, 2004. Changes in market value of marketable securities are reflected as unrealized gains or losses directly in Partners' Equity and accordingly have no effect on net income.

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

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

         Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years and accordingly such buildings are fully depreciated at September 30, 2004.

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at September 30, 2004.

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

         Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses were $88,000 and $310,000 for the three and nine months ended September 30, 2004, respectively, compared to $106,000 and $321,000, respectively, for the same periods in 2003.

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

3.       Cash Distributions

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $4,080,000 ($102.00 per unit) and $1,415,000, respectively, for the nine month ended September 30, 2004. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       Related Party Transactions

         Management Agreements and Shared Expenses with Public Storage, Inc.:
         --------------------------------------------------------------------

         The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended September 30, 2004 and 2003, the Partnership paid $157,000 and $172,000, respectively, pursuant to this management agreement. For the nine months ended September 30, 2004 and 2003, the Partnership paid $463,000 and $444,000, respectively. The management agreement between the Partnership and PSI may be terminated without cause upon 60 days written notice by the Partnership or nine months notice by PSI.

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

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing and insurance. The total of such expenses, which are primarily included in cost of operations, amounted to $266,000 and $271,000 for the three months ended September 30, 2004 and 2003, respectively, and $862,000 and $802,000 for the nine months ended September 30, 2004 and 2003, respectively.

         Ownership in Public Storage Stock:
         ----------------------------------

         Marketable securities at September 30, 2004 consist of 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc., a publicly traded real estate investment trust and a general partner of the Partnership.

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

         As of September 30, 2004, Hughes and members of his family own 15.5% of the Limited Partnership units. PSI and its affiliates own 46.7% of the Limited Partnership units.

         Ownership in STOR-Re:
         ---------------------

         The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2003 or for the nine months ended September 30, 2004.

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

5.       Commitments and Contingencies

         Legal Proceedings:
         ------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003) (Superior Court -
         ----------------------------------------------------------------------
         Orange County)
         --------------

         The plaintiff in this case filed a suit against PSI on behalf of a putative class of renters who rented self-storage units from the PSI. Plaintiff alleges that PSI misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is substantially similar to those in Henriquez
         v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed.

         Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted the PSI's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. PSI is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

         Salaam et al v. Public  Storage,  Inc. (filed February 2000) (Superior
         ----------------------------------------------------------------------
         Court -  Sacramento  County);  Holzman et al v. Public  Storage,  Inc.
         ----------------------------------------------------------------------
         (filed October 2004) (Superior Court - Sacramento County)
         ---------------------------------------------------------

         The plaintiffs in the Salaam case are suing PSI on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The affirmation of the denial of class certification does not address the claim under the California Unfair Business Practices Act.

         The plaintiffs in the Holzman case, who are represented by the same attorneys as the Salaam plaintiffs, are seeking substantially the same claims with additional minor variations in an acknowledged second effort to proceed as a class, in reliance on a recent California Supreme Court case. The plaintiffs have not yet identified an aggregate value of their claims which, on an individual basis, are alleged wage losses of $4,000 or less. The plaintiffs also assert claims under the California Unfair Business Practices Act.

         The maximum potential liability for both of these cases cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act or, in the Holzman case, if plaintiff prevails on a motion for class certification.

         PSI is continuing to vigorously contest the claims in these cases and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act or, in the case of the Holzman case, for class certification. PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. We quarterly evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at September 30, 2004. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses which we are aware of, are described in Note 5 to the partnership's financial statements.

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

RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
EFFECTS OF HURRICANES:

          During the third quarter of 2004, we believe that none of our facilities located in Florida incurred significant structural damages due to Hurricanes Charley, Frances, Ivan and Jeanne. However, we estimate that approximately $11,000 will be incurred during the fourth quarter of 2004, to clean-up debris from Hurricane Frances at our two Fort Lauderdale facilities. A portion of these costs will be reimbursed by our insurance carriers.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003:

         Our net income for the three months ended September 30, 2004 was $2,164,000 compared to $1,995,000 for the three months ended September 30, 2003, representing an increase of $169,000 or 9%.

         Rental income for the three months ended September 30, 2004 was $2,616,000 compared to $2,542,000 for the three months ended September 30, 2003, representing an increase of $74,000 or 3%. These increases are attributable to an increase in annualized realized rents per square foot at the Partnership's self-storage facilities. Weighted average occupancy levels at the self-storage facilities were 92% for the three months ended September 30, 2004 and 2003. Annual realized rent for the three months ended September 30, 2004 increased to $14.00 per occupied square foot from $13.58 per occupied square foot for the three months ended September 30, 2003.

         Cost of operations (including management fees paid to affiliate - see
Note 4 to the Financial Statements) for the three months ended September 30, 2004 was $790,000 compared to $764,000 for the three months ended September 30, 2003, representing an increase of $26,000 or 3%. The increase in cost of operations for the three months ended September 30, 2004, is primarily due to increases in repair and maintenance, utilities and property tax.

         Depreciation expense was $141,000 for the three months ended September 30, 2004 compared to $241,000 for the same period in 2003, a decrease of $100,000 or 41%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for many self-storage facilities becoming fully depreciated.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003:

         Our net income for the nine months ended September 30, 2004 was $6,110,000 compared to $5,690,000 for the nine months ended September 30, 2003, representing an increase of $420,000 or 7%.

         Rental income for the nine months ended September 30, 2004 was $7,721,000 compared to $7,399,000 for the nine months ended September 30, 2003, representing an increase of $322,000 or 4%. These increases are attributable to an increase in annualized realized rents per square foot and an increase in average occupancy at the Partnership's self-storage facilities. Weighted average occupancy levels at the self-storage facilities were 91% and 90% for the nine months ended September 30, 2004 and 2003, respectively. Annual realized rent for the nine months ended September 30, 2004 increased to $13.80 per occupied square foot from $13.37 per occupied square foot for the nine months ended September 30, 2003.

         Cost of operations (including management fees paid to affiliate - see
Note 4 to the Financial Statements) for the nine months ended September 30, 2004 was $2,425,000 compared to $2,258,000 for the nine months ended September 30, 2003, representing an increase of $167,000 or 7%. The increase in cost of operations for the nine months ended September 30, 2004, is primarily due to increases in utilities, repairs and maintenance, management fees and property tax.

         Depreciation expense was $523,000 for the nine months ended September 30, 2004 compared to $722,000 for the same period in 2003, a decrease of $199,000 or 28%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for many self-storage facilities becoming fully depreciated.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------------
         Cash flows from operating activities ($6,962,000 for the nine months ended September 30, 2004) have been sufficient to meet all current obligations of the Partnership.

         At September 30, 2004, we held 381,980 shares of common stock and 12,412 shares of Equity Stock, Series A of Public Storage, Inc. with a fair value totaling $19,277,000 (cost basis of $6,340,000). We recognized $538,000 in dividends for each of the nine months ended September 30, 2004 and 2003.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $4,080,000 ($102.00 per unit) and $1,415,000, respectively, for the nine months ended September 30, 2004. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         PUBLIC STORAGE HAS A SIGNIFICANT DEGREE OF CONTROL OVER THE
PARTNERSHIP.

         Public Storage is general partner and owns approximately 28.4% of our outstanding limited partnership units. In addition, PS Orangeco Partnerships, Inc., an affiliate of Public Storage, owns an additional 18.3% of our outstanding limited partnership units. As a result, Public Storage has a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions.

         COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT

         Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include, in our annual report beginning December 31, 2005, our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of that date. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly statement in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005.

         As of September 30, 2004, PSI, our General Partner, has not completed our assessment of the effectiveness of our internal control over financial reporting. PSI believes we will meet the requirements of Section 404, however, if PSI fails to timely complete their assessment, or if our independent registered public accounting firm cannot timely attest to their assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement new or improved controls, or difficulties encountered in their implementation, could have an adverse effect on our operating results or cause us to fail to timely meet our regulatory reporting obligations.

         INCREASES IN INTEREST RATES MAY ADVERSELY AFFECT THE VALUE OF PARTNERSHIP UNITS.

         One of the factors that influence the value of our partnership units is the annual rate of distributions that we pay as compared with interest rates. An increase in interest rates may lead purchasers of real estate partnership units to demand higher annual distribution rates, which could adversely affect the market price of our partnership units.

         DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS.

          A majority of our properties are located in California. California is facing serious budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, we could be adversely impacted by the recently enacted legislation and recent ballot initiatives mandating medical insurance for employees of California businesses and members of their families beginning in 2006.

         DEPENDENCY UPON AUTOMATED PROCESSES AND THE INTERNET.

          We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, a portion of our business operations are conducted over the internet, increasing the risk of viruses that could cause system failures and disruptions of operations.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         Serrao v. Public  Storage,  Inc.  (filed April 2003) (Superior Court -
         ----------------------------------------------------------------------
         Orange County)
         --------------

         The plaintiff in this case filed a suit against PSI on behalf of a putative class of renters who rented self-storage units from the PSI. Plaintiff alleges that PSI misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

         The claim in this case is substantially similar to those in Henriquez
v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed.

         Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted the PSI's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. PSI is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

         Salaam et al v. Public  Storage,  Inc. (filed February 2000) (Superior
         ----------------------------------------------------------------------
         Court -  Sacramento  County);  Holzman et al v. Public  Storage,  Inc.
         ----------------------------------------------------------------------
         (filed October 2004) (Superior Court - Sacramento County)
         ---------------------------------------------------------

         The plaintiffs in the Salaam case are suing PSI on behalf of a putative class of California resident property managers who claim that they were not compensated for all the hours they worked. The named plaintiffs have indicated that their claims total less than $20,000 in aggregate. On December 1, 2003, the California Court of Appeals affirmed the Supreme Court's 2002 denial of plaintiff's motion for class certification. The affirmation of the denial of class certification does not address the claim under the California Unfair Business Practices Act.

         The plaintiffs in the Holzman case, who are represented by the same attorneys as the Salaam plaintiffs, are seeking substantially the same claims with additional minor variations in an acknowledged second effort to proceed as a class, in reliance on a recent California Supreme Court case. The plaintiffs have not yet identified an aggregate value of their claims which, on an individual basis, are alleged wage losses of $4,000 or less. The plaintiffs also assert claims under the California Unfair Business Practices Act.

         The maximum potential liability for both of these cases cannot be estimated, but can only be increased if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act or, in the Holzman case, if plaintiff prevails on a motion for class certification.

         PSI is continuing to vigorously contest the claims in these cases and intends to resist any expansion beyond the named plaintiffs, including by opposing claims on behalf of others under the California Unfair Business Practices Act or, in the case of the Holzman case, for class certification. PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation.

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





                                       DATED: November 15, 2004

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