Form 10-K
period 2004-12-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2005-03-31
CIK 225775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004 or
                         ------------------

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number:     0-8908

               PUBLIC STORAGE PROPERTIES IV, LTD.
               ----------------------------------
     (Exact name of Registrant as specified in its charter)

                California                                     95-3192402
--------------------------------------------           ------------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)
 701 Western Avenue, Glendale, California                      91201-2349
--------------------------------------------           ------------------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080.
                                                    ---------------
Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

       Units of Limited Partnership Interest
----------------------------------------------------
                 (Title of class)
----------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                Yes [ ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004:

Limited Partner Units, $500.00 Par Value - $18,888,000 (computed on the basis of $1,250.00 per unit which was the highest reported sale price prior to the quarter ended June 30, 2004).

The number of units outstanding of the registrant's classes of common equity as of March 25, 2005:

Units of Limited Partnership Interest, $500.00 Par Value - 40,000 units

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.  BUSINESS
         --------

Forward Looking Statements
--------------------------

     When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in
Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Public Storage Properties IV, Ltd., (the "Partnership") to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" and include changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

General
-------

     The Partnership is a publicly held limited partnership formed under the California Uniform Limited Partnership Act in December 1977. The Partnership raised $20,000,000 in gross proceeds by selling 40,000 units of limited partnership interest ("Units") in an interstate offering, which commenced in May 1978 and completed in November 1978. The Partnership was formed to engage in the business of developing and operating self-storage facilities for personal and business use.

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

Investment Objectives and Policies
----------------------------------

     The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its investments, and (iii) provide for cash distributions from operations.

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

     *  Our investments consist of (i) 17 self-storage facilities, (ii) 381,980
        shares  of  Public  Storage,   Inc.  common  stock,  and  (iii)  12,412
        depositary shares of Public Storage, Inc. Series A, Equity Stock. All of these investments are in real estate or real estate entities holding real estate located in the United States. See "Self-storage Facilities" and Item 2 "Properties" for further information. The Partnership distributed substantially all of the shares of Public Storage, Inc. common stock and depositary shares of Public Storage Equity Stock, Series A, on a pro-rata basis to all unitholders of record as of January 1, 2005 on March 31, 2005. These investments were acquired both for income and capital gains.

     * There is no limitation on the amount or percentage of assets, which can be invested in any specific person.

     The Partnership does not anticipate issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments (with the exception of distributing its holdings of Public Storage securities to unitholders as noted above), offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities. The partnership may consider borrowing money with the intent of using the proceeds for distribution to partners.

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

     Self-storage facilities in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between 269 to 980 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     The Partnership experiences minor seasonal fluctuations in the occupancy levels of self-storage facilities with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

     The Partnership's self-storage facilities are located in California and Florida and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     As with most other types of real estate, the conversion of self-storage facilities to alternative uses in connection with a sale or otherwise would generally require substantial investment. However, the Partnership does not intend to convert its self-storage facilities to other uses.

Operating Strategies
--------------------

     The Partnership's self-storage facilities are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the self-storage industry. The major elements of the Partnership's operating strategies are as follows:

     o Capitalize on "Public Storage's" name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the self-storage business. PSI has informed the Partnership that it is the largest self-storage facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in directories in virtually all markets in which it operates. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties.

     o Maintain high occupancy levels and increase annual realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 92% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's self-storage facilities was 92% and 91% in 2004 and 2003, respectively. Annual realized rents per occupied square foot increased from $13.38 in 2003 to $13.83 in 2004.

     o Systems and controls. PSI has an organizational structure and a property operation system which links its corporate office with each self-storage facility. This enables PSI to obtain daily information from each facility and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     o Professional property operation. There are approximately 4,100 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and others owners of properties operated by PSI.

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

     PSI has systems for managing space inventories, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

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

Competition
-----------

     Local market conditions play a significant role in how competition will affect the Partnership's operations. Competition from other self-storage and other storage alternatives in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among self-storage facilities in the market areas in which the Partnership operates. In addition to competition from self-storage facilities operated by PSI, there are other publicly traded REITs and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI, and the "Public Storage" name recognition should enable the Partnership to continue to compete effectively with other entities.

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

     A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary receives the revenues and bears the cost of the activities. We believe that the availability of locks and boxes for sale and the rental of trucks promote the rental of spaces.

Federal Income Tax
------------------

     Public Storage Properties IV, Ltd. is treated as a partnership for Federal income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement.

Employees
---------

     There are approximately 24 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 1A. RISK FACTORS
         ------------

     In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

     THE GENERAL PARTNERS HAVE A SIGNIFICANT DEGREE OF CONTROL OVER THE PARTNERSHIP.

     Public Storage is general partner and beneficially owns approximately 29.2% of our outstanding limited partnership units. In addition, B. Wayne Hughes, General Partner of the Partnership, and Chairman of PSI and members of his family beneficially own 33.7% of the Limited Partnership units. As a result, the General Partners have a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and other such transactions.

     SINCE OUR BUSINESS CONSISTS PRIMARILY OF OPERATING REAL ESTATE, WE ARE SUBJECT TO REAL ESTATE OPERATING RISKS.

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of owning real estate-related assets, including:

     o lack of demand for rental spaces or units in a locale;

     o changes in general economic or local conditions;

     o natural disasters, such as earthquakes;

     o changes in supply of or demand for similar or competing facilities in an area;

     o potential terrorists attacks;

     o the impact of environmental protection laws;

     o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

     o changes in tax, real estate and zoning laws.

     There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended December 31, 2004. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

     We may incur significant environmental costs and liabilities. As an owner and operator of real properties, under various federal, state and local environmental laws, we are required to clean up spills or other releases of hazardous or toxic substances on or from our properties. Certain environmental laws impose liability whether or not the owner knew of, or was responsible for, the presence of the hazardous or toxic substances. In some cases, liability may not be limited to the value of the property. The presence of these substances, or the failure to properly remediate any resulting contamination, whether from environmental or microbial issues, also may adversely affect the owner's or operator's ability to sell, lease or operate its property or to borrow using its property as collateral.

     We have conducted preliminary environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environment investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operation.

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

     DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

     Approximately 70% of the Partnership's properties are located in California. California is facing serious budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, the Partnership could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

     INCREASES IN INTEREST RATES MAY ADVERSELY AFFECT THE PRICE OF OUR PARTNERSHIP UNITS.

     One of the factors that influences the market price of our partnership units is the annual rate of distributions that we pay on the securities, as compared with interest rates. An increase in interest rates may lead purchasers of partnership units to demand higher annual distribution rates, which could adversely affect the market price of our partnership units.

     OUR OWNERSHIP INTEREST IN STOR-RE MAY LOSE VALUE OR BECOME A LIABILITY.

     The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. STOR-Re provides limited property and liability insurance coverage to the Partnership, PSI, and affiliates of PSI for losses occurring prior to April 1, 2004. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate. Financial data with respect to STOR-Re is included in Note 5 to the Partnership's December 31, 2004 financial statements.

ITEM 2.  PROPERTIES
         ----------


     The following table sets forth information as of December 31, 2004 about properties owned by the Partnership:


                                                Net Rentable       Number of                               Completion
         Location             Size of Parcel    Area                Spaces           Date of Purchase         Date
------------------------     ----------------  ----------------  --------------  ----------------------- -------------------
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

        The weighted average occupancy level for the self-storage facilities was 91% and 92% for 2003 and 2004, respectively.

        As of December 31, 2004, the properties were not encumbered. See Note 7 to the Financial Statements included in Item 15(a).

        The Partnership does not have any agreements to buy or sell any real estate nor does it expect to further develop any new or existing facilities except for capital improvements.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court - Orange
--------------------------------------------------------------------------
County)
-------

     The plaintiff in this case filed a suit against Public Storage, Inc. on behalf of a putative class of renters who rented self-storage units from Public Storage, Inc. Plaintiff alleges that Public Storage, Inc. misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

     The claim in this case is substantially similar to those in Henriquez v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed.

     Based upon the uncertainty inherent in any putative class action, Public Storage, Inc. cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted Public Storage, Inc.'s motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. Public Storage, Inc. is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

Salaam et al v. Public  Storage,  Inc.  (filed February 2000) (Superior Court -
-------------------------------------------------------------------------------
Sacramento County); Holzman et al v. Public Storage, Inc. (filed October 2004)
-------------------------------------------------------------------------------
(Superior Court - Sacramento County)
------------------------------------

     This action, which was described in the Partnership's prior reports, was disposed of in February 2005.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                        PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY,  RELATED  STOCKHOLDER
        -------------------------------------------------------------------
        MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
        -------------------------------------------------

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

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 2004, there were approximately 1,000 unitholders of record.

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

     Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

For the Year Ended December 31,              2004              2003             2002              2001              2000
---------------------------------       ---------------   --------------   ---------------  ---------------  ----------------
Revenues                                $   12,210,000    $   11,672,000    $   11,165,000   $   11,358,000    $   10,243,000

Depreciation and amortization                  565,000           942,000           951,000          973,000           962,000

Interest expense                                     -                 -                 -          232,000           709,000

Net income (2)                               8,233,000         7,537,000         7,311,000        7,326,000         5,667,000

Limited partners' share                      6,284,000         5,648,000         5,345,000        7,246,000         5,604,000

General partners' share                      1,949,000         1,889,000         1,966,000           80,000            63,000

Limited partners' per unit data (1)
     Net income (2)                           $157.10           $141.20           $133.63          $181.15           $140.10
     Cash Distributions                       $140.00           $136.00           $142.00             -                 -

As of December 31,
---------------------------------
Cash and cash equivalents               $    2,595,000    $    1,587,000    $      698,000   $      434,000    $      525,000

Total Assets                            $   31,000,000    $   25,526,000    $   21,012,000   $   21,928,000    $   18,675,000

Note payable to commercial bank         $            -    $            -    $            -   $            -    $    7,750,000


(1) Per unit data is based on the weighted average number of the limited partnership units (40,000) outstanding during each period.

(2) Net income for the year ended December 31, 2000 includes a gain relating to the sale of excess land totaling $61,000 ($1.13 per limited partnership unit).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     The  following   discussion   should  be  read  in  conjunction  with  the
Partnership's financial statements and notes thereto.

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

         OVERVIEW

     The self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators. Competition in the markets in which we operate is significant and has increased over the past several years due to additional  development  of  self-storage  facilities.  We believe that the increase in competition has had a negative impact to the Partnership's occupancy levels and rental rates in many markets. However, we believe that the Partnership's affiliation with PSI provides several distinguishing characteristics that enable the Partnership to compete effectively with other owners and operators.

     PSI is the largest owner and operator of self-storage facilities in the United States. All of PSI's facilities are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Market concentration establishes PSI as one of the dominant providers of self-storage space in most markets in which PSI operates and enables PSI to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most of PSI's competitors.

     We will continue to focus our growth strategies on improving the operating performance of our existing self-storage properties primarily through increases in revenues achieved through the telephone reservation center and associated marketing efforts. We expect future increases in rental income to come primarily from increases in realized rent, although there can be no assurance.

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

     On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at December 31, 2004. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material, adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES

     We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with U.S. generally accepted accounting principles, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 9 to the Partnership's financial statements.

         ACCRUALS FOR OPERATING EXPENSES

     We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, the timing of the recognition of our expenses could be incorrect. Cost of operations, interest expense, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred.

RESULTS OF OPERATIONS
---------------------
         YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003:

     The Partnership's net income was $8,233,000 in 2004 compared to $7,537,000 in 2003, representing a increase of $696,000 or 9%. This increase is primarily a result of increased operating results at the Partnership's self-storage facilities.

     During 2004 property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $6,446,000 in 2004 compared to $5,854,000 in 2003, representing an increase of $592,000 or 10%. This increase is attributable to an increase in rental revenues, partially offset by increase to cost of operations, at the Partnership's self-storage facilities.

     Rental  income was  $10,325,000  in 2004  compared to  $9,883,000 in 2003, representing an increase of $442,000 or 4%. The increase is attributable to an increase in average occupancy at the Partnership's self-storage facilities. The weighted average occupancy levels at the self-storage facilities were 92% and 91% in 2004 and 2003, respectively. In addition, the annual realized rent per occupied square foot was $13.83 in 2004 compared to $13.38 in 2003.

     Dividends from marketable securities of $718,000 for 2004 and 2003 are from the Partnership's investment in Public Storage, Inc. securities. See Note 2 to the Partnership's financial statements. As a result of the Partnership's distribution of its Public Storage securities holdings to unitholders on March 31, 2005, we expect such dividends to cease effective April 1, 2005.

     On March 31, 2005, we distributed substantially all of the Public Storage common stock and Public Storage Equity Stock, Series A, on a pro-rata basis to all unitholders of record as of January 1, 2005. Accordingly, during the first quarter ended March 31, 2005, we expect a gain on disposition of approximately $15.7 million (based upon a value of $56.73 per share for the Public Storage common stock and $28.01 per depositary share for the Public Storage Equity Stock, Series A). The actual gain will be based on the closing market price per share on March 31, 2005.

     Cost of operations (including management fees paid to an affiliate) increased $227,000 or 7% to $3,314,000 in 2004 from $3,087,000 in 2003. This increase is primarily attributable to increases in payroll, property taxes, management fees (as a result of higher revenues) and repair and maintenance expenses.

     Depreciation expense was $565,000 for the year ended December 31, 2004 compared to $942,000 for the same period in 2003. The decrease in depreciation expense is primarily related to the full depreciation of the Partnership's buildings which were placed in service in 1978 and 1979. We expect depreciation expense with respect to the original cost of buildings to decline approximately $185,000 in 2005 compared to 2004 primarily as a result of the Partnership's buildings becoming fully depreciated.

     Revenues from Affiliate under the Performance Agreement increased $75,000 or 8% to $1,066,000 in 2004 from $991,000 in 2003. These amounts include the pre-depreciation net income of the facility that has self-storage and containerized storage operations.

         YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002:

     The Partnership's net income was $7,537,000 in 2003 compared to $7,311,000 in 2002, representing an increase of $226,000 or 3%. This increase is primarily a result of increased operating results at the Partnership's self-storage facilities.

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

     Rental income was $9,883,000 in 2003 compared to $9,383,000 in 2002, representing an increase of $500,000 or 5%. The increase is attributable to an increase in average occupancy at the Partnership's self-storage facilities. The weighted average occupancy levels at the self-storage facilities were 91% and 86% in 2003 and 2002, respectively. The annual realized rent per occupied square foot was $13.38 in 2003 compared to $13.85 in 2002.

     Cost of operations (including management fees paid to an affiliate) increased $265,000 or 9% to $3,087,000 in 2003 from $2,822,000 in 2002. This increase is primarily attributable to increases in payroll, property taxes, management fees (as a result of higher revenues) and insurance expenses.

     Depreciation expense was $942,000 for the year ended December 31, 2003 compared to $951,000 for the same period in 2002. The decrease in depreciation expense is primarily related to the full depreciation of the Partnership's buildings which were placed in service in 1978.

     Revenues from Affiliate under the Performance Agreement increased $10,000 or 1% to $991,000 in 2003 from $981,000 in 2002. These amounts include the pre-depreciation net income of the facility that has self-storage and containerized storage operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operating activities of $8,915,000 for the year ended December 31, 2004 have been sufficient to meet all current obligations of the Partnership. During 2005, the Partnership anticipates approximately $248,000 of capital improvements compared to $365,000 in 2004, $444,000 in 2003 and $359,000 in 2002. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices.

     At December 31, 2004 the Partnership held 381,980 shares of common stock and 12,412 depositary shares of Equity Stock, Series A, (collectively "marketable securities") with a fair value totaling $21,644,000 (cost basis of $6,340,000 at December 31, 2004) in Public Storage, Inc. The Partnership received $718,000 in dividends during 2004, 2003 and 2002, respectively. As a result of the Partnership's decision to distribute its Public Storage marketable securities to unitholders, we expect such dividends to cease effective April 1, 2005.

         DISTRIBUTIONS

     The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement) needs to be distributed at least quarterly. Distributions to the limited and general partners for the years 1978-1991 aggregated $62,032,000 including $29,360,000 distributed to the partners in 1988 in connection with a financing of the properties. In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its funds available for debt principal payments. As all debt service was repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. We paid distributions during 2003 to the limited and general partners totaling $5,440,000 ($136.00 per unit) and $1,887,000, respectively. We paid distributions during 2004 to the limited and general partners totaling $5,600,000 ($140.00 per unit) and $1,942,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations. As discussed above, on March 31, 2005, we distributed substantially all of our holdings of Public Storage marketable securities on a pro-rata basis to all unitholders of record as of January 1, 2005. Accordingly, we expect annual cash available for distribution to decline approximately $718,000 after March 31, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         -----------------------------------------------------------

         As of December 31, 2004, the Partnership had no outstanding debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 15(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

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

     At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the fourth quarter of 2004, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 9B. Other Information
         -----------------

     Not applicable

                                         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP
         ---------------------------------------------------

     The Partnership has no directors or executive officers.

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The self-storage facilities are managed by PSI pursuant to a Management Agreement.

     Pursuant to the Partnership's Amended Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

      Name                Positions with PSI
---------------------  --------------------------------------------------------
B. Wayne Hughes         Chairman of the Board
Ronald L. Havner, Jr.   Chief Executive Officer and Vice Chairman of the Board
Harvey Lenkin           President and Director
John Reyes              Senior Vice President and Chief Financial Officer
John S. Baumann         Senior Vice President and Chief Legal Officer
John G. Graul           Senior Vice President and President, Self-storage
                        Operations
David F. Doll           Senior Vice President and President, Real Estate Group
B. Wayne Hughes, Jr.    Director
Robert J. Abernethy     Director
Dann V. Angeloff        Director
William C. Baker        Director
John T. Evans           Director
Uri P. Harkham          Director
Daniel C. Staton        Director


     B. Wayne Hughes, age 71, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes retired as Chief Executive Officer of PSI in November 2002 and remains Chairman of the Board. Mr. Hughes is currently engaged in the acquisition and operation of commercial properties in California and in the acquisition and operation of mini-warehouses in Canada. He was Chairman of the Board and Chief Executive Officer from 1990 until March 1998 of Public Storage Properties XI, Inc., which was renamed PS Business Parks, Inc. ("PSB"), an affiliated REIT. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., also a member of the PSI Board.

     Ronald L. Havner, Jr., age 47, has been Vice Chairman, Chief Executive Officer and a director of PSI since November 2002. Mr. Havner has been Chairman of PS Business Parks, Inc. (PSB) since March 1998, Chief Executive Officer of PSB from March 1998 until August 2003 and President of PSB from March 1998 to September 2002. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT) and a director of Business Machine Security, Inc., The Mobile Storage Group, and Union BanCal and its primary subsidiary, Union Bank of California, N.A.

     Harvey Lenkin, age 68, became President and a director of PSI in November 1991. Mr. Lenkin has been employed by PSI or its predecessor for 27 years. He has been a director of PS Business Parks since March 1998 and was President of PS Business Parks from 1990 until March 1998. He is a director of Paladin Realty Income Properties I, Inc., a director of Huntington Memorial Hospital in Pasadena, California, and a former member of the Executive Committee of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT).

     John Reyes, age 44, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     John S. Baumann, age 44, became Senior Vice President and Chief Legal Officer of PSI in June 2003. From 1998 to 2002, Mr. Baumann was Senior Vice President and General Counsel of Syncor International Corporation, an international high technology health care services company. From 1995 to 1998, he was Associate General Counsel of KPMG LLP, an international accounting, tax and consulting firm.

     John E. Graul, age 53, became Senior Vice President and President, Self-Storage Operations, for PSI in February 2004, with overall responsibility for PSI's national operations. From 1992 until joining the Company, Mr. Graul was employed by McDonald's Corporation where he served in various management positions, most recently as Vice President and General Manager - Pacific Sierra Region.

     David F. Doll, age 46, became Senior Vice President and President, Real Estate Group, for PSI in February 2005, with responsibility for PSI's real estate activities, including property acquisitions, developments, and repackagings. Before joining PSI, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.

     B. Wayne Hughes, Jr., age 45 became director of PSI in January 1998. He was employed by PSI from 1989 to 2002 serving as Vice President - Acquisitions of PSI from 1992 to 2002. Mr. Hughes, Jr. is currently engaged in the acquisition and operation of commercial property in California and mini-warehouses in Canada. He is the son of B. Wayne Hughes, Chairman of the PSI Board.

     Robert J. Abernethy, age 65, has been President of American Standard Development Company and of Self-Storage Management Company and of Self-Storage Management Company, which develop and operate self-storage facilities, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University, a director of the Los Angeles Music Center, a member of the Board of Overseers of the Los Angeles Philharmonic, a trustee of Loyola Marymount University, a director of the Pacific Council on International Policy, a director of the Atlantic Council, a member of the Council on Foreign Relations and a former California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan
Transportation Authority and of the Metropolitan Water District of Southern California, a former member of the California State Board of Education, a former member of the California State Arts Council, a former Planning
Commissioner,   a  former   Telecommunications   Commissioner  and  the  former
Vice-Chairman of the Economic Development Commission of the City of Los Angeles. He received an M.B.A. from the Harvard University Graduate School of Business.

     Dann V. Angeloff, age 69, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is currently the general partner of a limited partnership that in 1974 purchased a mini-warehouse operated by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Bjurman, Barry Fund, Inc., Corporation, Nicholas/Applegate Fund, ReadyPac Foods, Retirement Capital Group and Soft Brands, Inc.

     William C. Baker, age 71, became a director of PSI in November 1991. Mr. Baker has been the Chairman and Chief Executive Officer of Calloway Golf Company since August 2004. From August 1998 through April 2000, he was
President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies which then operated the Santa Anita Racetrack. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of LaQuinta, Inc., California Pizza Kitchen, and Callaway Golf Company.

     John T. Evans, age 66, became a director of PSI in August 2003. Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993. Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance. Mr. Evans is a director of
Cara Operations Inc., Kubota Metal Corporation and Toronto East General Hospital. Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

     Uri P. Harkham, age 56, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

     Daniel C. Staton, age 52, became a director of PSI in March 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 1999 and a Trustee of Storage Trust Realty from November 1994 until March 1999. He is President of Walnut Capital Partners, an investment and venture capital company and the Co-Chief Executive Officer of PMGI (formerly Media General, Inc.), a print and electronic media company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1983, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. Form 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

     The members of the PSI Audit Committee of the Board are: Robert J. Abernethy (Chairman), John T. Evans, and Daniel Staton. The Board of PSI has determined that Mr. Abernethy satisfies the audit committee financial expert criteria established by the SEC and the accounting or related financial management expertise criteria established by the New York Stock Exchange
(NYSE). All members of the Audit Committee are independent as that term is defined in applicable SEC Rules and NYSE listing standards.

     The financial records of the Partnership are maintained and prepared by employees of PSI. The Board of Directors of PSI has adopted a code of ethics for its senior financial officers. The Code of Ethics applies to those persons serving as PSI's principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available by written request from the Secretary of PSI at 701 Western Ave., Glendale, CA 91201-2349.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------
         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and its General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         -------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

         (a) At March 25, 2005, the following beneficially owned more than 5% of the Units:

          Title                           Name and Address                        Beneficial               Percent
        of Class                        of Beneficial Owners                      Ownership                of Class
----------------------  --------------------------------------------  ------------------------  --------------------------
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

         (b) The Partnership has no officers and directors. The General Partners contributed $202,020 to the original capital of the Partnership and as a result participate in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution (approximately $161,616 was contributed by PSI and $40,404 was contributed by Mr. Hughes). In 1995, Mr. Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Mr. Hughes. As such, Mr. Hughes continues to act as a general partner but receives no direct compensation or other consideration from the Partnership. Information regarding ownership of Units by PSI and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a director of PSI, beneficially owns nine Units (0.02% of the Units). The directors and executive officers of PSI (including Hughes), as a group (17 persons), beneficially own an aggregate of 13,210 Units, representing 33.0% of the Units (including the 5,892 Units owned by Hughes and the 7,299 Units owned by PS Orangeco Partnerships, Inc.).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1986, the partners received cumulative distributions equal to their capital contributions. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"). In addition to their distribution rights with respect to their general partner's interests, PSI and BWH Marinas own 11,365 and 5,892 Units. During 2004, PSI and BWH Marinas received $1,554,000 and $388,000 in distributions related to their general partner's ownership interests.

     The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the self-storage facilities operated for the Partnership. For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the
Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI. During 2004, 2003 and 2002, the Partnership paid fees of $619,000, $606,000 and $563,000, respectively, to PSI pursuant to the Management Agreement.

     A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PSI in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Partnership recorded a total of $1,066,000, $991,000 and $981,000 in revenue with respect to the Performance Agreement for the years ended December 31, 2004, 2003 and 2002, respectively.

     In addition, the Partnership combines its insurance purchasing power with PSI through captive insurance entities controlled by PSI. (See Note 5 to the Partnership's financial statements.) The captive entities provide limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of the captive entities' limitations. Premiums paid the the captive entities for the years ended December 31, 2004, 2003 and 2002 were $138,000, $94,000 and $66,000, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

         Fees billed to the Partnership by Ernst & Young LLP for 2003 and 2004 as are follows:

         Audit Fees: Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership's annual financial statements and reviews of the quarterly financial statements included in the Partnership's quarterly reports on Form 10-Q totaled $9,000 for 2003 and $8,000 in 2004.

         Tax Fees: Tax fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $7,000 in 2003 and $7,000 in 2004.

         Audit-Related Fees and Other Fees: During 2003 and 2004 Ernst & Young LLP did not bill the Partnership for audit-related services or any other services, except audit services and tax services denoted above.

     The Audit Committee of PSI pre-approves all services performed by Ernst & Young LLP, including those listed above. At this time, the Audit Committee has not delegated pre-approval authority to any member or members of the Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

(a) List of Documents filed as part of the Report.

    1. Financial Statements. See Index to Financial Statements and Financial Statement Schedule.

    2. Financial Statement Schedules. See Index to Financial Statements and Financial Statement Schedule.

    3. Exhibits: See Exhibit Index contained below.

(b) Exhibits: See Exhibit Index contained below.

(c) Not applicable.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                  EXHIBIT INDEX

                                  (Item 15 (b))


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

14        Code of Ethics for Senior Financial Officers of Public Storage,  Inc.
          Filed with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed and dated by Ronald L. Havner, Jr. Filed herewith.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed and dated by John Reyes. Filed herewith.

32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

                                   23
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PUBLIC STORAGE PROPERTIES IV, LTD.
                               A California Limited Partnership
Dated:  March 31, 2005         By:    Public Storage, Inc., General Partner

                                By:  /s/ Ronald L. Havner, Jr.
                                     -------------------------
                                     Ronald L Havner, Jr., Vice Chairman of the
                                     Board and Chief Executive Officer of
                                     Public Storage, Inc., Corporate General
                                     Partner

                             By: /s/ B. Wayne Hughes
                                 -------------------
                                 B. Wayne Hughes, General Partner and Chairman of the Board of Public Storage, Inc.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


                      Signature                                             Capacity                                   Date
--------------------------------------------------  ------------------------------------------------------  -----------------------

/s/ Ronald L. Havner, Jr.                              Vice Chairman of the Board and Chief Executive             March 31, 2005
---------------------------------------
Ronald L. Havner, Jr.                                  Officer of Public Storage, Inc., Corporate General
                                                       Partner

/s/ B. Wayne Hughes                                    General Partner and Chairman of the Board of               March 31, 2005
---------------------------------------                Public Storage, Inc.
B. Wayne Hughes

/s/ Harvey Lenkin                                      President and Director of Public Storage, Inc.             March 31, 2005
---------------------------------------
Harvey Lenkin

/s/ John Reyes                                         Senior Vice President and Chief Financial Officer          March 31, 2005
---------------------------------------                of Public Storage, Inc. (principal financial
John Reyes                                             officer and principal accounting officer)

/s/ B. Wayne Hughes, Jr.                               Director of Public Storage, Inc.                           March 31, 2005
---------------------------------------
B. Wayne Hughes, Jr.

/s/ Robert J. Abernethy                                Director of Public Storage, Inc.                           March 31, 2005
---------------------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                                   Director of Public Storage, Inc.                           March 31, 2005
---------------------------------------
Dann V. Angeloff

                                                       Director of Public Storage, Inc.
---------------------------------------
William C. Baker

/s/ John T. Evans                                      Director of Public Storage, Inc.                           March 31, 2005
---------------------------------------
John T. Evans

/s/ Uri P. Harkham                                     Director of Public Storage, Inc.                           March 31, 2005
---------------------------------------
Uri P. Harkham

/s/ Daniel C. Staton                                   Director of Public Storage, Inc.                           March 31, 2005
---------------------------------------
Daniel C. Staton


                       PUBLIC STORAGE PROPERTIES IV, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))


                                                                  Page
                                                            References
                                                            ----------

Report of Independent Registered Public Accounting Firm            F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 2004 and 2003                    F-2

For the years ended December 31, 2004, 2003 and 2002:

         Statements of Income and Comprehensive Income             F-3

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

             Report of Independent Registered Public Accounting Firm




The Partners
Public Storage Properties IV, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties IV, Ltd. (the "Partnership") as of December 31, 2004 and 2003, and the related statements of income, comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties IV, Ltd. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                        ERNST & YOUNG LLP

March 25, 2005
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                                 BALANCE SHEETS
                           December 31, 2004 and 2003


                                                                                  2004                    2003
                                                                        --------------------       --------------------

                                ASSETS

Cash and cash equivalents                                                   $      2,595,000        $      1,587,000
Marketable securities of affiliate (cost of $6,340,000 as of December
     31, 2004 and 2003, respectively)                                             21,644,000               16,945,000
Rent and other receivables                                                           128,000                 194,000

Real estate facilities:
     Building and equipment                                                       18,738,000              18,373,000
     Land                                                                          5,021,000               5,021,000
                                                                        --------------------       --------------------
                                                                                  23,759,000              23,394,000

     Less accumulated depreciation                                               (17,208,000)            (16,643,000)
                                                                        --------------------       --------------------
                                                                                   6,551,000               6,751,000

Other assets                                                                          82,000                  49,000

                                                                        --------------------       --------------------
Total assets                                                                $     31,000,000        $     25,526,000
                                                                        ====================       ====================


                   LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                            $        226,000        $        170,000
Deferred revenue                                                                     314,000                 286,000

Commitments and contingencies (Note 9)                                                     -                       -

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units authorized, issued and outstanding
                                                                                  11,253,000              10,740,000
     General partners' equity                                                      3,903,000               3,725,000
     Other comprehensive income                                                   15,304,000              10,605,000
                                                                        --------------------       --------------------

     Total partners' equity                                                       30,460,000              25,070,000
                                                                        --------------------       --------------------

Total liabilities and partners' equity                                      $     31,000,000        $     25,526,000
                                                                        ====================       ====================

                            See accompanying notes

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For the years ended December 31, 2004, 2003 and 2002


                                                                2004                2003                  2002
                                                          --------------------  ------------------  -----------------
REVENUES:
Rental income                                              $     10,325,000    $       9,883,000    $       9,383,000
Dividends from marketable securities
     of affiliate                                                   718,000              718,000              718,000
Revenues from affiliate under Performance Agreement
     (Note 5)                                                     1,066,000              991,000              981,000
Other income                                                        101,000               80,000               83,000
                                                          --------------------  ------------------  -----------------
                                                                 12,210,000           11,672,000           11,165,000
                                                          --------------------  ------------------  -----------------

COSTS AND EXPENSES:

Cost of operations                                                2,695,000            2,481,000            2,259,000
Management fees paid to affiliate                                   619,000              606,000              563,000
Depreciation                                                        565,000              942,000              951,000
Administrative                                                       98,000              106,000               81,000
                                                          --------------------  ------------------  -----------------
                                                                  3,977,000            4,135,000            3,854,000
                                                          --------------------  ------------------  -----------------

NET INCOME                                                 $      8,233,000    $       7,537,000    $       7,311,000
                                                          ====================  ==================  =================

Limited partners' share of net income ($157.10 per
     unit in 2004, $141.20 per unit in 2003 and
     $133.63 per unit in 2002)                             $      6,284,000    $       5,648,000    $       5,345,000

General partners' share of net income                             1,949,000            1,889,000            1,966,000
                                                          --------------------  ------------------  -----------------

                                                           $      8,233,000    $       7,537,000    $       7,311,000
                                                          ====================  ==================  =================



COMPREHENSIVE INCOME:
Net income                                                 $      8,233,000    $       7,537,000    $       7,311,000
Other comprehensive income (change in fair market
   value of marketable equity securities)                         4,699,000            4,272,000             (423,000)
                                                          --------------------  ------------------  -----------------

                                                           $     12,932,000    $      11,809,000    $       6,888,000
                                                          ====================  ==================  =================


                            See accompanying notes

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2004, 2003 and 2002


                                                                                        Other
                                                                                    Comprehensive     Total Partners'
                                            Limited Partners   General Partners        Income             Equity
                                        ---------------------  ------------------  ----------------  ------------------

Balance at December 31, 2001                     10,825,000           3,769,000          6,756,000         21,350,000

Change in unrealized gain on marketable
     securities                                           -                   -           (423,000)          (423,000)

Net income                                        5,345,000           1,966,000                  -          7,311,000

Distributions paid to partners                   (5,680,000)         (1,970,000)                 -         (7,650,000)

Equity transfer                                      94,000             (94,000)                 -                  -
                                        ---------------------  ------------------  ----------------  ------------------

Balance at December 31, 2002                     10,584,000           3,671,000          6,333,000         20,588,000

Change in unrealized gain on marketable
     securities                                           -                   -          4,272,000          4,272,000

Net income                                        5,648,000           1,889,000                  -          7,537,000

Distributions paid to partners                   (5,440,000)         (1,887,000)                 -         (7,327,000)

Equity transfer                                     (52,000)             52,000                  -                  -
                                        ---------------------  ------------------  ----------------  ------------------

Balance at December 31, 2003                     10,740,000           3,725,000         10,605,000         25,070,000

Change in unrealized gain on marketable
     securities                                           -                   -          4,699,000          4,699,000

Net income                                        6,284,000           1,949,000                  -          8,233,000

Distributions paid to partners                   (5,600,000)         (1,942,000)                 -         (7,542,000)

Equity transfer                                    (171,000)            171,000                  -                  -
                                        ---------------------  ------------------  ----------------  ------------------

Balance at December 31, 2004                $    11,253,000     $     3,903,000    $    15,304,000    $    30,460,000
                                        =====================  ==================  ================  ==================

                            See accompanying notes
                                      F-4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2004, 2003 and 2002


                                                                        2004               2003                2002
                                                                  -----------------   ---------------    ----------------
Cash flows from operating activities:

     Net income                                                    $     8,233,000    $     7,537,000    $     7,311,000

     Adjustments to reconcile net income to cash provided by operating activities:

         Depreciation                                                      565,000            942,000            951,000
         Decrease in rent and other receivables                             66,000             94,000            207,000
         (Increase) decrease in other assets                               (33,000)            55,000            (42,000)
         Increase (decrease) in accounts payable                            56,000             20,000           (204,000)
         Increase in deferred revenue                                       28,000             12,000             50,000
                                                                  -----------------   ---------------    ----------------

         Total adjustments                                                 682,000          1,123,000            962,000
                                                                  -----------------   ---------------    ----------------

         Net cash provided by operating activities                       8,915,000          8,660,000          8,273,000
                                                                  -----------------   ---------------    ----------------

Cash flows from investing activities:

     Additions to real estate facilities                                  (365,000)          (444,000)          (359,000)
                                                                  -----------------   ---------------    ----------------

         Net cash used in investing activities                            (365,000)          (444,000)          (359,000)
                                                                  -----------------   ---------------    ----------------

Cash flows from financing activities:

     Distributions paid to partners                                     (7,542,000)        (7,327,000)        (7,650,000)
                                                                  -----------------   ---------------    ----------------

         Net cash used in financing activities                          (7,542,000)        (7,327,000)        (7,650,000)
                                                                  -----------------   ---------------    ----------------

Net increase in cash and cash equivalents                                1,008,000            889,000            264,000

Cash and cash equivalents at the beginning of the year                   1,587,000            698,000            434,000
                                                                  -----------------   ---------------    ----------------

Cash and cash equivalents at the end of the year                   $     2,595,000    $     1,587,000    $       698,000
                                                                  =================   ===============    ================
Supplemental schedule of non-cash investing and financing activities:

     Increase (decrease) in fair value of marketable securities:
       Marketable securities                                       $     4,699,000    $     4,272,000    $      (423,000)
                                                                  =================   ===============    ================
       Other comprehensive income                                  $     4,699,000    $     4,272,000    $      (423,000)
                                                                  =================   ===============    ================


                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Basis of Presentation:
         ----------------------

            Certain amounts previously reported have been reclassified to conform to the December 31, 2004 presentation, including amounts pursuant to the Performance Agreement (see Note 5).

         Real Estate Facilities:
         -----------------------

            Cost of land includes appraisal fees and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 2004 and 2003 to develop and improve self-storage facilities which provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are generally depreciated on a straight-line basis over estimated useful lives of 25 and 5 years, respectively.

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

            Cost of operations, general and administrative expense, interest expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Television, yellow page, and other advertising expenditures totaled $417,000, $413,000 and $399,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

         Cash and Cash Equivalents:
         --------------------------

            For financial statement purposes, the Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

         Use of Estimates:
         -----------------

            The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Marketable Securities:
         ----------------------

            Marketable securities at December 31, 2004 consist of 381,980 shares of common stock and 12,412 depositary shares of Equity Stock, Series A, of Public Storage, Inc. The Partnership has designated its portfolio of marketable securities as being available for sale. Accordingly, at December 31, 2004, the Partnership has recorded the marketable securities at fair value, based upon the closing quoted price of the securities at December 31, 2004, and has recorded a corresponding unrealized gain (loss) totaling $4,699,000, $4,272,000 and $(423,000) for the years ended December 31, 2004, 2003 and 2002, respectively, as a corresponding increase (decrease) to Partnership equity. The Partnership recognized dividends of $718,000 for each of the years ended December 31, 2004, 2003 and 2002, respectively.

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

         Impairment of Real Estate:
         --------------------------

            We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at December 31, 2004. Certain real estate facilities have been in service longer than 25 years, and accordingly these buildings are fully depreciated as of December 31, 2004.

            Any long-lived assets which we expect to sell or dispose of prior to their previously estimated useful life are stated at the lower of their estimated net realizable value (less cost to sell) or their carrying value.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

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

         Recent Accounting Pronouncements and Guidance
         ---------------------------------------------

            As of March 25, 2005, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2004, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

            The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

            The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement) needs to be distributed at least quarterly. Cash distributions have been suspended since the third quarter of 1991 in order to build cash reserves for future debt service payments. As all debt service was repaid as of December 31, 2001, the Partnership resumed with quarterly distributions beginning in the first quarter of 2002. During 2003, we paid distributions to the limited and general partners totaling $5,440,000 ($136.00 per unit) and $1,887,000, respectively. During 2004, we paid distributions to the limited and general partners totaling $5,600,000 ($140.00 per unit) and $1,942,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other obligations.

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

            The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For 2004, 2003 and 2002, the Partnership paid PSI $619,000, $606,000 and $563,000, respectively, under this management agreement.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

            The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

            A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement in March 2001, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PSI in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Partnership recorded a total of $1,066,000, $991,000 and $981,000 in revenue with respect to the Performance Agreement for the years ended December 31, 2004, 2003 and 2002, respectively.

            The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs include supervisory, relief, and administrative personnel costs, television advertising expenses, yellow page advertising, data processing, and insurance (including amounts paid to STOR-Re and its successor as discussed below. The total of such expenses, substantially all of which are included in Cost of Operations, amounted to $1,142,000, $1,069,000, and $905,000 for the years ended
          December 31, 2004, 2003, and 2002, respectively.

         Ownership Interest by the General Partners
         ------------------------------------------

            In addition, B. Wayne Hughes, General Partner of the "Partnership", and Chairman of PSI and members of his family own 15.5% of the Limited Partnership units. PSI and its affiliates own 46.7% of the Limited Partnership units.

         Captive Insurance Activities with PSI
         -------------------------------------

            The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method, and has received no distributions during the three years ended December 31, 2004.

            STOR-Re provides limited property and liability insurance coverage to the Partnership, PSI, and affiliates for losses occurring before April 1, 2004. STOR-Re was succeeded with respect to these activities for losses occurring after March 31, 2004 by a wholly owned subsidiary of PSI. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

            The following table sets forth certain condensed consolidated financial information with respect to STOR-Re (representing 100% of this entity's operations and not the Partnership's pro-rata share):

                                                                 2004 (a)                  2003
                                                        -----------------------  ----------------------
                                                                   (Amounts in thousands)
   For the year ended December 31,
   Premiums earned.................................       $        3,994            $       14,766
   Net investment income...........................                  677                       721
   Loss and loss adjustment expense................               (2,948)                  (14,731)
   Other expenses..................................                 (200)                     (298)
                                                        -----------------------  ----------------------
      Net income (loss)............................       $        1,523            $          458
                                                        =======================  ======================

   At December 31,
   Total assets (primarily cash and other                 $       33,071            $       41,778
      investments).................................
   Liabilities for losses and loss adjustment                     20,222                    29,634
      expenses.....................................
   Other liabilities...............................                    -                     4,053
   Member's surplus................................               12,849                     8,091


         (a) Effective April 1, 2004, STOR-Re ceased providing insurance for losses occurring after April 1, 2004, and was succeeded with respect to these activities by PSIC-H, a wholly owned subsidiary of PSI. Accordingly, premiums and associated loss expense for periods after March 31, 2004 are not included in this table.

            Premiums paid the captive entities for the years ended December 31, 2004, 2003 and 2002 were $138,000, $94,000 and $66,000, respectively.

          Other Activities with PSI
          -------------------------

            A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. This corporation receives the premiums and bears the risks associated with the re-insurance.

            A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary receives the revenues and bears the cost of the activities.


6.       TAXES BASED ON INCOME

            Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

            Unaudited taxable net income was $8,341,000, $7,698,000 and $7,580,000 for the years ended December 31, 2004, 2003 and 2002 respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation methods.

7.       NOTES PAYABLE

            During September 1998, the Partnership borrowed $21,000,000 from a commercial bank. Interest on the loan was based on the London Interbank Offering Rate ("LIBOR") plus a spread 0.60% to 1.20%. The loan required monthly payments of interest and matured September 2002. During December 2001, the Partnership paid the loan in full without premium or penalty.

            No interest was paid during the years ended December 31, 2004, 2003 or 2002 as the loan was paid off in December 2001.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

8.       SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                                           Three Months Ended
                                            -------------------------------------------------------------------------------
                                            March 31, 2004      June 30, 2004      September 30, 2004     December 31, 2004
                                            ---------------  -----------------  ---------------------  --------------------
Rental Income                                $    2,524,000     $    2,581,000      $    2,616,000        $    2,604,000
 Cost of Operations (including
  management fees and depreciation)          $    1,020,000     $      997,000      $      931,000        $      931,000
Net Income                                   $    1,930,000     $    2,016,000      $    2,164,000        $    2,123,000
 Net Income Per Limited Partner Unit         $        36.43     $        38.57      $        42.23        $        39.87
Distributions                                $    1,832,000     $    1,831,000      $    1,832,000        $    2,047,000


                                                                           Three Months Ended
                                           -------------------------------------------------------------------------------
                                            March 31, 2003      June 30, 2003      September 30, 2003     December 31, 2003
                                            ---------------  -----------------  ---------------------  --------------------
Rental Income                                $    2,397,000     $    2,460,000      $    2,535,000        $    2,491,000
 Cost of Operations(including management
  fees and depreciation)                     $      953,000     $    1,022,000      $    1,005,000        $    1,049,000
Net Income                                   $    1,845,000     $    1,850,000      $    1,995,000        $    1,847,000
 Net Income Per Limited Partner Unit         $        34.33     $        34.45      $        38.05        $        34.37
 Distributions                               $    1,832,000     $    1,831,000      $    1,832,000        $    1,832,000


9.       COMMITMENTS AND CONTINGENCIES

         Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court -
         --------------------------------------------------------------------
         Orange County)
         --------------

                  The plaintiff in this case filed a suit against Public Storage, Inc. on behalf of a putative class of renters who rented self-storage units from Public Storage, Inc.. Plaintiff alleges that Public Storage, Inc. misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

                  The claim in this case is substantially similar to those in Henriquez v. Public Storage, Inc., which was disclosed in prior reports. In January 2003, the plaintiff caused the Henriquez action to be dismissed.

                  Based upon the uncertainty inherent in any putative class action, Public Storage, Inc. cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted Public Storage, Inc.'s motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. Public Storage, Inc. is vigorously contesting the claims upon which this lawsuit is based including class certification efforts.

         Salaam et al v. Public Storage,  Inc. (filed  February 2000)
         --------------------------------------------------------------
        (Superior Court - Sacramento  County);  Holzman et al v. Public
         ---------------------------------------------------------------
         Storage, Inc. (filed October 2004) (Superior Court - Sacramento County)
         ----------------------------------------------------------------------

                  This action, which was described in the Partnership prior reports, was disposed of in February 2005.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004

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


10.      SUBSEQUENT EVENT (UNAUDITED)

                  On March 31, 2005, we distributed substantially all of the Public Storage common stock and Public Storage Equity Stock, Series A, on a pro-rata basis to all unitholders of record as of January 1, 2005. Accordingly, during the first quarter ended March 31, 2005, we expect a gain on disposition of approximately $15.7 million (based upon a value of $56.73 per share for the Public Storage common stock and $28.01 per depositary share for the Public Storage Equity Stock, Series A). The actual gain will be based on the closing market price per share on March 31, 2005.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2004


                                         Initial Cost
                                  -----------------------------
                                                                   Costs Subsequent
                                                 Building, Land     to construction
         Description                Land        Imp & Equipment     (Improvements)
-------------------------       --------------  ---------------  ---------------------
    CALIFORNIA
Concord                             $349,000         $805,000            $365,000
Tustin                               517,000          844,000             379,000
Pasadena                             379,000          496,000             280,000
Azusa                                501,000        1,093,000             333,000
Redlands                             227,000          771,000             387,000
Riverside                             51,000          595,000             341,000
Oakland                              177,000          650,000             344,000
Richmond                             225,000          639,000             397,000
Santa Clara                          633,000        1,156,000             411,000
San Carlos                           396,000          902,000             220,000
Sacramento/Howe                      194,000          666,000             319,000
Sacramento/West Capitol              100,000          719,000             347,000

    FLORIDA
Miami/Airport Expressway
                                     186,000          442,000             327,000
Miami/Cutler Ridge                   525,000          901,000              35,000
Pembroke Park                        255,000          607,000             445,000
Ft. Lauderdale/I-95 &
   23rd Ave.                         243,000          611,000             448,000
Ft. Lauderdale/I-95 &
   Sunrise                           286,000          690,000             550,000
                                --------------  ---------------  ---------------------

                                  $5,244,000      $12,587,000          $5,928,000
                                ==============  ===============  =====================


                                               Gross Carrying Amount
                                                  at December 31, 2004
                                  ----------------------------------------------


                                                Building, Land                       Accumulated        Date
         Description              Land         Imp & Equipment         Total        Depreciation      Completed
-------------------------     -------------   -----------------  ---------------  ---------------  --------------

    CALIFORNIA
Concord                            $349,000       $1,170,000        $1,519,000       $1,010,000         01/79
Tustin                              517,000        1,223,000         1,740,000        1,169,000         12/78
Pasadena                            379,000          776,000         1,155,000          671,000         11/79
Azusa                               501,000        1,426,000         1,927,000        1,329,000         11/78
Redlands                            227,000        1,158,000         1,385,000          945,000         02/79
Riverside                            51,000          936,000           987,000          880,000         05/79
Oakland                             177,000          994,000         1,171,000          913,000         04/79
Richmond                            225,000        1,036,000         1,261,000          960,000         03/79
Santa Clara                         633,000        1,567,000         2,200,000        1,383,000        6 & 7/79
San Carlos                          396,000        1,122,000         1,518,000        1,091,000         10/79
Sacramento/Howe                     194,000          985,000         1,179,000          941,000         08/79
Sacramento/West Capitol             100,000        1,066,000         1,166,000        1,013,000         06/79

    FLORIDA
Miami/Airport Expressway
                                    186,000          769,000           955,000          703,000         01/79
Miami/Cutler Ridge                  302,000        1,159,000         1,461,000        1,066,000         04/79
Pembroke Park                       255,000        1,052,000         1,307,000        1,008,000         07/79
Ft. Lauderdale/I-95 &
   23rd Ave.                        243,000        1,059,000         1,302,000          983,000         07/79
Ft. Lauderdale/I-95 &
   Sunrise                          286,000        1,240,000         1,526,000        1,143,000         10/79
                                -------------   -----------------  ---------------  ---------------
                                 $5,021,000      $18,738,000       $23,759,000      $17,208,000
                                =============   =================  ===============  ===============

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                                             2004                     2003
                                                     -----------------------  ----------------------
Investment in Real Estate
   Balance at the beginning of the year               $       23,394,000       $       22,950,000

   Additions through capital expenditures                        365,000                  444,000
                                                     -----------------------  ----------------------
Balance at the end of the year                        $       23,759,000       $       23,394,000
                                                     =======================  ======================



Accumulated Depreciation
   Balance at the beginning of the year               $       16,643,000       $       15,701,000

   Additions charged to costs and expenses                       565,000                  942,000
                                                     -----------------------  ----------------------
                                                      $       17,208,000       $       16,643,000
                                                     =======================  ======================

(a)   The aggregate  depreciable  cost,  prior to  depreciation,  of real estate
      (excluding   land)  for  Federal   income  tax  purposes  is   $17,966,000
      (unaudited).