Form 10-Q
period 2005-09-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2005-11-14
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-8908

                       PUBLIC STORAGE PROPERTIES IV, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               California                                95-3192402
     -------------------------------               ----------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

701 Western Avenue, Glendale, California                 91201-2349
----------------------------------------                 ----------
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

                                 [ ] Yes [X] No


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at November 14, 2005: 40,000.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                      INDEX

                                                                          Pages

PART I.    FINANCIAL INFORMATION (Item 3 not applicable)
           ---------------------

Item 1.    Financial Statements

           Condensed Balance Sheets at September 30, 2005
           and December 31, 2004                                              1

           Condensed Statements of Income and Comprehensive Income
           for the Three and Nine Months Ended September 30, 2005 and 2004    2

           Condensed Statement of Partners' Equity for the
           Nine Months Ended September 30, 2005                               3

           Condensed Statements of Cash Flows for the
           Nine Months Ended September 30, 2005 and 2004                      4

           Notes to Condensed Financial Statements                         5-10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11-13

Item 2A.   Risk Factors                                                   13-16

Item 4.    Controls and Procedures                                           16

PART II.   OTHER INFORMATION (Items 2 - 5 not applicable)
           -----------------

Item 1.    Legal Proceedings                                                 17

Item 6.    Exhibits                                                          17

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS



                                                                              September 30,         December 31,
                                                                                  2005                   2004
                                                                            -----------------      -----------------
                                                                              (Unaudited)

                                                       ASSETS

Cash and cash equivalents                                                   $      3,374,000       $      2,595,000
Marketable securities of affiliate (cost of $259,000 at September 30,
   2005 and $6,340,000 at December 31, 2004)                                         393,000             21,644,000
Rent and other receivables                                                            73,000                128,000

Real estate facilities, at cost:
     Buildings and equipment                                                      18,808,000             18,738,000
     Land                                                                          5,021,000              5,021,000
                                                                            -----------------      -----------------
                                                                                  23,829,000             23,759,000

     Less accumulated depreciation                                               (17,478,000)           (17,208,000)
                                                                            -----------------      -----------------
                                                                                   6,351,000              6,551,000

Other assets                                                                          90,000                 82,000
                                                                            -----------------      -----------------
Total assets                                                                $     10,281,000       $     31,000,000
                                                                            =================      =================

                                          LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued liabilities                                    $        509,000       $        226,000
Deferred revenue                                                                     279,000                314,000

Commitments and contingencies (Note 5)                                                     -                      -

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                          6,949,000             11,253,000

     General partners' equity                                                      2,410,000              3,903,000
     Other comprehensive income                                                      134,000             15,304,000
                                                                            -----------------      -----------------
     Total partners' equity                                                        9,493,000             30,460,000
                                                                            -----------------      -----------------
Total liabilities and partners' equity                                      $     10,281,000       $     31,000,000
                                                                            =================      =================


                            See accompanying notes.
                                       1

                       PUBLIC STORAGE PROPERTIES IV, LTD.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                Three Months Ended                     Nine Months Ended
                                                                   September 30,                         September 30,
                                                       ------------------------------------   ------------------------------------
                                                             2005                2004               2005               2004
                                                       ----------------   -----------------   -----------------  -----------------

  REVENUES:

  Rental income                                        $     2,708,000    $     2,616,000     $     7,998,000    $     7,721,000
  Dividends from marketable securities of affiliate              8,000            179,000             196,000            538,000
  Other income                                                  45,000             26,000             126,000             69,000
  Revenues from affiliate under
  performance agreement                                        311,000            297,000             848,000            809,000
                                                       ----------------   -----------------   -----------------  -----------------
                                                             3,072,000          3,118,000           9,168,000          9,137,000
                                                       ----------------   -----------------   -----------------  -----------------
  COSTS AND EXPENSES:

  Cost of operations                                           651,000            633,000           1,964,000          1,962,000
  Management fees paid to affiliate                            162,000            157,000             480,000            463,000
  Depreciation                                                  88,000            141,000             270,000            523,000
  Administrative                                                31,000             23,000             100,000             79,000
                                                       ----------------   -----------------   -----------------  -----------------
                                                               932,000            954,000           2,814,000          3,027,000
                                                       ----------------   -----------------   -----------------  -----------------
  Net income before gain                                     2,140,000          2,164,000           6,354,000          6,110,000

  Gain on disposition of marketable securities of
    affiliate                                                        -                  -          15,633,000                  -
                                                       ----------------   -----------------   -----------------  -----------------
  NET INCOME:                                          $     2,140,000    $     2,164,000     $    21,987,000    $     6,110,000
                                                       ================   =================   =================  =================
  Limited partners' share of net income ($372.28
    per unit in 2005 and $117.23 per unit in 2004)                                            $    14,891,000    $     4,689,000
  General partners' share of net income                                                             7,096,000          1,421,000
                                                                                              -----------------  -----------------
                                                                                              $    21,987,000    $     6,110,000
                                                                                              =================  =================
  COMPREHENSIVE INCOME:

  Net income                                                                                  $    21,987,000    $     6,110,000
  Other comprehensive income:
     Change in unrealized gain on marketable equity
        securities of affiliate                                                                       463,000          2,332,000
       Realized gain on disposition of marketable
        securities of affiliate                                                                   (15,633,000)                 -
                                                                                              -----------------  -----------------
                                                                                              $     6,817,000     $    8,442,000
                                                                                              =================  =================


                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)



                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners'          Partners'           Income              Equity
                                              -----------------  -----------------  -----------------  -----------------
Balance at December 31, 2004                  $     11,253,000   $      3,903,000   $     15,304,000   $     30,460,000

Change in unrealized gain on marketable
  securities of affiliate                                    -                  -            463,000            463,000

Realized gain on disposition of marketable
  securities of affiliate                                    -                  -        (15,633,000)       (15,633,000)

Net income                                          14,891,000          7,096,000                  -         21,987,000

Cash distributions (Note 3)                         (4,507,000)        (1,563,000)                 -         (6,070,000)

Distribution of marketable securities of
  affiliate                                        (16,123,000)        (5,591,000)                 -        (21,714,000)

Equity transfer                                      1,435,000         (1,435,000)                 -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at September 30, 2005                 $      6,949,000   $      2,410,000   $        134,000   $      9,493,000
                                              =================  =================  =================  =================


                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                 ---------------------------------
                                                                                     2005                2004
                                                                                 -------------      --------------
Cash flows from operating activities:

     Net income                                                                  $ 21,987,000       $  6,110,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 270,000            523,000
         Decrease in rent and other receivables                                        55,000             76,000
         Increase in other assets                                                      (8,000)           (48,000)
         Gain on disposition of marketable securities of affiliate                (15,633,000)                 -
         Increase in accounts payable and accrued liabilities                         283,000            298,000
         (Decrease) increase in deferred revenue                                      (35,000)             3,000
                                                                                 -------------      --------------
              Total adjustments                                                   (15,068,000)           852,000
                                                                                 -------------      --------------
              Net cash provided by operating activities                             6,919,000          6,962,000
                                                                                 -------------      --------------
Cash flows from investing activities:

     Additions to real estate facilities                                              (70,000)          (308,000)
                                                                                 -------------      --------------
              Net cash used in investing activities                                   (70,000)          (308,000)
                                                                                 -------------      --------------
Cash flows from financing activities:

     Distributions paid to partners                                                (6,070,000)        (5,495,000)
                                                                                 -------------      --------------
              Net cash used in financing activities                                (6,070,000)        (5,495,000)
                                                                                 -------------      --------------
Net increase in cash and cash equivalents                                             779,000          1,159,000

Cash and cash equivalents at beginning of period                                    2,595,000          1,587,000
                                                                                 -------------      --------------
Cash and cash equivalents at end of period                                       $  3,374,000       $  2,746,000
                                                                                 =============      ==============
Supplemental schedule of non-cash activities:
     Change in fair market value of marketable securities
         Marketable securities                                                   $    463,000       $  2,332,000
                                                                                 =============      ==============
         Other comprehensive income                                              $    463,000       $  2,332,000
                                                                                 =============      ==============


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:
         ----------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2004.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Marketable Securities:
         ----------------------

         Marketable securities consist of 624 shares of common stock at September 30, 2005 (381,980 at December 31, 2004) and 12,412 depositary shares of Equity Stock, Series A, of Public Storage, Inc., at both September 30, 2005 and December 31, 2004. The Partnership has designated its portfolio of marketable securities as being available-for-sale. In accordance with the Financial Accounting Standard Board's Statement No. 130, "Reporting Comprehensive Income", the Partnership records the marketable securities at fair value at each balance sheet date, and records a corresponding unrealized gain for the excess of the market value over the cost of the marketable securities, with a corresponding increase to Partnership equity.

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

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

         Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years and accordingly the original development cost of such buildings are fully depreciated at September 30, 2005.

         We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at September 30, 2005.

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

         Cost of operations, general and administrative expense as well as television, yellow page and other advertising expenditures are expensed as incurred. Accordingly, the amounts incurred in an interim period may not be indicative of amounts to be incurred during a full year. Total advertising expenses were $89,000 and $293,000 for the three and nine months ended September 30, 2005, respectively, compared to $88,000 and $310,000, respectively, for the same periods in 2004.

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

3.       CASH DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. The Partnership paid distributions to the limited and general partners totaling $4,507,000 ($112.68 per unit) and $1,563,000, respectively, for the nine months ended September 30, 2005. Future distribution rates will be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

4.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Public Storage, Inc.:
         --------------------------------------------------------------------

         The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended September 30, 2005 and 2004, the Partnership paid $162,000 and $157,000, respectively, pursuant to this management agreement. For the nine months ended September 30, 2005 and 2004, the Partnership paid $480,000 and $463,000, respectively. The management agreement between the Partnership and PSI may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. Such joint costs are principally comprised of i) payroll costs relating to supervisory, relief, and administrative personnel, ii) centralized corporate services such as the telephone reservation center and customer service
         iii) advertising expenditures including media advertising and yellow page costs, and iv) insurance including workers compensation, property, casualty, liability, and employee health coverage. The total of such expenses, which are primarily included in cost of operations, amounted to $282,000 and $915,000 for the three and nine months ended September 30, 2005, respectively, and $300,000 and $1,007,000 for the same periods in 2004, respectively.

         Ownership in Public Storage Stock:
         ----------------------------------

         Marketable securities at September 30, 2005 consist of 624 shares of common stock and 12,412 depositary shares of Equity Stock, Series A, of Public Storage, Inc., a publicly traded real estate investment trust and a general partner with a significant ownership interest in the Partnership.

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

         As of September 30, 2005, Hughes and members of his family own approximately 16% of the limited partnership units. PSI owns approximately 28% of the limited partnership units. Approximately 18% of the limited partnership units are owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Based on their pro rata ownership interests, PSI and its affiliates received 211,023 shares of common stock and Hughes received 61,448 shares of common stock in connection with the distribution of common stock described in Note 2.

         Ownership in STOR-Re:
         ---------------------

         The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, using the cost method, and has not received any distributions during 2004 or for the nine months ended September 30, 2005.

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

5.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003)  (Superior Court -
         -----------------------------------------------------------------------
         Orange  County)
         ---------------

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Brinkley et al v. Public Storage,  Inc.  (filed April,  2005) (Superior
         -----------------------------------------------------------------------
         court of California - Los Angeles County)
         -----------------------------------------

         The Brinkley plaintiffs are suing Public Storage, Inc. on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. Public Storage, Inc. is vigorously contesting the claims and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. Public Storage, Inc. does not believe that this matter will have any material adverse effect on the results of operations of the Partnership.

         Inhan et al v. Public  Storage,  Inc (filed May,  2005) (United  States
         -----------------------------------------------------------------------
         District Court - Southern District of Florida)
         ----------------------------------------------

         Inhan and a co-plaintiff are suing Public Storage, Inc. in Florida claiming they were not compensated for all hours worked under the Federal Fair Labor Standards Act. The suit is brought as a putative class action. The time to add additional parties in this action has expired and no additional parties have been added. Public Storage, Inc. vigorously contests the claims and although the maximum potential liability cannot be estimated, the fact that the time to add additional parties in this action has expired limits the maximum potential liability. As a result, we believe this matter is no longer potentially material and therefore will no longer report on it.

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

6.       SUBSEQUENT EVENT

         On October 24, 2005, Hurricane Wilma struck southern Florida, where we have five self-storage facilities in the Miami and Fort Lauderdale areas. As a result of damage sustained and lack of electrical power, these facilities were not operational and therefore could not process move-ins or move-outs for a period of time. Currently all of our facilities are operational. We do not anticipate any significant adverse impact to our earnings going forward as a result of damages sustained to the properties from the hurricane.

         Our current estimate of costs to restore the facilities from physical damage is approximately $148,000. We have insurance that covers physical damage and business interruption, subject to certain limitations. The amount of insurance proceeds that we would expect to recover is currently not determinable.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements and related disclosures in conformity with United States generally accepted accounting principles and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Note 2 to our consolidated financial statements summarize the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

         Management believes the following are critical accounting policies whose application has a material impact on our financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

         IMPAIRMENT OF LONG-LIVED ASSETS: Substantially all of our assets consist of real estate. On a quarterly basis we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We have identified no such impairments at September 30, 2005. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with accounting principles generally accepted in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the outcome of pending litigation could result in such potential losses becoming probable and estimable, which could have a material adverse impact on our financial condition or results of operations. Some of these potential losses of which we are aware are described in Note 5 to the Partnership's unaudited condensed financial statements at September 30, 2005.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004:

         Our net income for the three months ended September 30, 2005 was $2,140,000 compared to $2,164,000 for the three months ended September 30, 2004, representing a decrease of $24,000.

         Rental income for the three months ended September 30, 2005 was $2,708,000 compared to $2,616,000 for the three months ended September 30, 2004, representing an increase of $92,000 or 4%. This increase is attributable to an increase in annualized realized rents per square foot at the Partnership's self-storage facilities. Weighted average occupancy levels at the self-storage facilities were 91% and 92% for the three months ended September 30, 2005 and 2004, respectively. Annualized realized rent per square foot for the three months ended September 30, 2005 increased to $14.54 per occupied square foot from $14.00 per occupied square foot for the three months ended September 30, 2004.

         Dividend income for the three months ended September 30, 2005 was $8,000 compared to $179,000 for the three months ended September 30, 2004. At March 31, 2005, we distributed substantially all of our holdings of Public Storage, Inc. common stock to unitholders of record as of January 1, 2005. Accordingly, the Partnership's dividend income with respect to those securities that were distributed to unitholders ceased on April 1, 2005.

         Cost of operations  (including  management fees paid to affiliate - see
Note 4 to the condensed financial statements) for the three months ended September 30, 2005 was $813,000 compared to $790,000 for the three months ended September 30, 2004, representing an increase of $23,000 which was primarily the result of increases in utilities, advertising, management fees and property tax expense.

         Depreciation expense was $88,000 for the three months ended September 30, 2005 compared to $141,000 for the same period in 2004, a decrease of $53,000 or 38%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for many self-storage facilities becoming fully depreciated.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004:

         Our net income for the nine months ended September 30, 2005 was $21,987,000 compared to $6,110,000 for the nine months ended September 30, 2004, representing an increase of $15,877,000. Net income increased primarily due to a gain on disposition of marketable securities of an affiliate totaling $15,633,000.

         Rental income for the nine months ended September 30, 2005 was $7,998,000 compared to $7,721,000 for the nine months ended September 30, 2004, representing an increase of $277,000 or 4%. The increase is attributable to an increase in annualized realized rents per square foot at the Partnership's self-storage facilities. Weighted average occupancy levels at the self-storage facilities were 91% for both of the nine months ended September 30, 2005 and 2004, respectively. Annualized realized rent per square foot for the nine months ended September 30, 2005 increased to $14.35 per occupied square foot from $13.80 per occupied square foot for the nine months ended September 30, 2004.

         Dividend income for the nine months ended September 30, 2005 was $196,000 compared to $538,000 for the nine months ended September 30, 2004. At March 31, 2005, we distributed substantially all of our holdings of Public Storage, Inc. common stock to unitholders of record as of January 1, 2005. Accordingly, the Partnership's dividend income with respect to those securities that were distributed to unitholders ceased on April 1, 2005.

         Cost of operations  (including  management fees paid to affiliate - see
Note 4 to the condensed financial statements) for the nine months ended September 30, 2005 was $2,444,000 compared to $2,425,000 for the nine months ended September 30, 2004, representing an increase of $19,000 which was the result of increases in utilities, management fees and property tax expense partially offset by decreases in repairs and maintenance, eviction costs and advertising expense.

         Depreciation expense was $270,000 for the nine months ended September 30, 2005 compared to $523,000 for the same period in 2004, a decrease of $253,000 or 48%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for many self-storage facilities becoming fully depreciated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($6,919,000 for the nine months ended September 30, 2005) have been sufficient to meet all current obligations of the Partnership.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $4,507,000 ($112.68 per unit) and $1,563,000, respectively, for the nine months ended September 30, 2005. Future distribution rates will be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

ITEM 2A. RISK FACTORS

         In addition to the other information in our Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2004, you should consider the following factors in evaluating the Partnership:

         THE GENERAL PARTNERS HAVE A SIGNIFICANT DEGREE OF CONTROL OVER THE PARTNERSHIP AND COULD TAKE ACTIONS ADVERSE TO OTHER UNITHOLDERS.

         As of September 30, 2005, Hughes and members of his family own approximately 16% of the limited partnership units. PSI owns approximately 28% of the limited partnership units. Approximately 18% of the limited partnership units are owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%. As a result, the General Partners have a significant degree of control over matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other extraordinary transactions, and could take actions that may not be favorable to the other unitholders.

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

         WE HAVE BECOME INCREASINGLY DEPENDENT UPON AUTOMATED PROCESSES AND THE INTERNET AND ARE FACED WITH SECURITY SYSTEM RISKS.

         We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, a portion of our business operations are conducted over the internet, increasing the risk of viruses that could cause system failures and disruptions of operations. Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns.

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

ITEM 6.  EXHIBITS

Exhibits required by Item 601 of Regulation S-K are filed herewith or incorporated herein by reference and are listed in the attached Exhibit Index.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         DATED: November 14, 2005

                                         PUBLIC STORAGE PROPERTIES IV, LTD.

                                         BY:  Public Storage, Inc.
                                              General Partner





                                         BY:   /s/ John Reyes
                                              -------------------------
                                              John Reyes
                                              Senior Vice President and
                                              Chief Financial Officer

EXHIBIT NO.                         EXHIBIT INDEX
----------- --------------------------------------------------------------------

31.1        Rule  13a-14(a)/15d-14(a)  Certification of Chief Executive Officer.
            Filed herewith.

31.2        Rule  13a-14(a)/15d-14(a)  Certification of Chief Financial Officer.
            Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.