Form 10-K
period 2005-12-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2006-03-31
CIK 225775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .

Commission File Number:     0-8908
                            ------

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

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of class)
                      -------------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                 Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

  Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005:

Limited Partner Units, $500.00 Par Value - $29,102,000 (computed on the basis of $1,926.00 per unit which was the highest reported sale price prior to the quarter ended June 30, 2005).

The number of units outstanding of the registrant's classes of common equity as of March 30, 2006:

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

         The public may read and copy any materials this Partnership files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The partnership does not maintain a website. However, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Partnership, that file electronically with the SEC at http://www.sec.gov.

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

         Following are the Partnership's investment practices and policies. The partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds. While a vote of the limited partners is generally required to change the Partnership's investment policies, the general partners hold a majority of the limited partnership units, and as a result, the General Partners could change these policies through their vote.

         o Our investments consist of (i) 17 self-storage facilities, (ii) 624 shares of Public Storage, Inc. common stock, and (iii) 12,412 depositary shares of Public Storage, Inc. Series A, Equity Stock. All of these investments are in real estate or real estate entities holding real estate located in the United States. See "Self-storage Facilities" and Item 2 "Properties" for further information. The Partnership distributed substantially all of the shares of Public Storage, Inc. common stock on a pro-rata basis to all unitholders of record as of January 1, 2005 on March 31, 2005. These investments were acquired both for income and capital gains.

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

         Self-storage facilities in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between approximately 265 to 985 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

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

Operating Strategies
--------------------

         The Partnership's self-storage facilities are operated by PSI under the "Public Storage" brand name, which the Partnership believes is the most recognized name in the self-storage industry. The major elements of the Partnership's operating strategies are as follows:

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

         o Maintain high occupancy levels and increase annual realized rents. Subject to market conditions, the Partnership generally seeks to maximize revenues through high average occupancy levels and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's self-storage facilities was 91% and 92% in 2005 and 2004, respectively. Annual realized rents per occupied square foot increased from $13.83 in 2004 to $14.47 in 2005.

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

         o Professional property operation. There are approximately 4,030 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and other owners of properties operated by PSI.

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

         The Partnership's facilities are typically advertised via signage, yellow pages, flyers, broadcast media advertising (i.e. television and radio) in geographic areas in which many of the Partnership's facilities are located, as well as on the internet. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

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

Competition
-----------

         Local market conditions play a significant role in how competition will affect the Partnership's operations. Competition from other self-storage and other storage alternatives in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among self-storage facilities in the market areas in which the Partnership operates. In addition to competition from self-storage facilities operated by PSI, there are other publicly traded REITs and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI, and the "Public Storage" brand name recognition should enable the Partnership to continue to compete effectively with other entities.

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

Employees
---------

         There are approximately 25 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

ITEM 1A.   RISK FACTORS
           ------------

         In addition to the other information in our Form 10-K, you should consider the following factors in evaluating the Partnership:

         THE GENERAL PARTNERS CONTROL THE PARTNERSHIP AS A GROUP.

         Public Storage is general partner and beneficially owns approximately 29.2% of our outstanding limited partnership units. In addition, B. Wayne Hughes, General Partner of the Partnership, and Chairman of PSI and members of his family beneficially own 33.7% of the Limited Partnership units. As a result, the General Partners, as a group, control matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other such transactions.

         PUBLIC STORAGE'S PROPOSED ACQUISITION OF SHURGARD MAY SUBJECT THE PARTNERSHIP TO ADDITIONAL RISKS.

         Public Storage announced recently that it had entered into an agreement to acquire Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that has interests in approximately 646 self-storage facilities located in the United States and Europe.

         There would be no change in the financial interests of the Partnership if this acquisition of Shurgard is completed. However, because the self-storage facilities of the Partnership and Public Storage are managed by Public Storage, and the self-storage facilities owned by Shurgard would also be managed by Public Storage, the merger could have potential negative impacts on the Partnership, as follows:

         o Difficulties in the integration of operations, technologies, and personnel of Shurgard could negatively impact the operations of the facilities managed by Public Storage, including the Partnership's.

         o Public Storage's management attention to the integration and acquisition of Shurgard could divert attention away from the operations of the existing self-storage portfolio that it manages, including the Partnership's properties.

         o Individual Partnership properties could experience a decrease in move-ins, reductions to rental rates, increases to promotional discounts, or other negative impacts to revenues in the short and/or long term due to the competitive impact of Public Storage commencing management of the former Shurgard facilities, particularly with respect to those facilities that are close to the Partnership's facilities.

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

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended December 31, 2005. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

         Approximately 70% of the Partnership's properties are located in California. California is facing budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, the Partnership could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

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

         OUR OWNERSHIP INTEREST IN STOR-RE MAY LOSE VALUE OR BECOME A LIABILITY.

         The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. STOR-Re provides limited property and liability insurance coverage to the Partnership, PSI, and affiliates of PSI for losses occurring prior to April 1, 2004. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate. Financial data with respect to STOR-Re is included in Note 5 to the Partnership's December 31, 2005 financial statements.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
           -------------------------

         Not applicable.

ITEM 2.    PROPERTIES
           ----------

         The following table sets forth information as of December 31, 2005 about properties owned by the Partnership:


                                                                                                            Completion
         Location             Size of Parcel    Net Rentable Area   Number of Spaces  Date of Purchase         Date
----------------------       ---------------    -----------------   ----------------  ----------------     -------------
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

FLORIDA
Miami Airport
   Expressway                   1.70 acres        29,000 sq. ft.          269           Aug. 24, 1978        Jan. 1979
Miami
   Cutler Ridge                 2.30 acres        46,000 sq. ft.          483           Sept. 6, 1978        Apr. 1979
Pembroke Park                   2.35 acres        49,000 sq. ft.          446           Sept. 1, 1978        July 1979
Ft. Lauderdale
   I95 & 23rd Ave.              2.77 acres        45,000 sq. ft.          503           Nov. 9, 1978        Sept. 1979
Ft. Lauderdale
   I95 & Sunrise                3.32 acres        56,000 sq. ft.          558           Dec. 4, 1979        Sept. 1979



         The weighted average occupancy level for the self-storage facilities was 92% and 91% for 2004 and 2005, respectively.

         The Partnership does not have any agreements to buy or sell any real estate. The partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds.

         As of December 31, 2005, the properties were not encumbered.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003)
         ---------------------------------------------------
         (Superior Court - Orange County)
         --------------------------------

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

         Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted PSI's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, PSI filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. PSI is vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

         Brinkley et al v. Public Storage,  Inc.  (filed April,  2005)
         -------------------------------------------------------------
         (Superior court of California - Los Angeles County)
         ---------------------------------------------------

         The Brinkley plaintiffs are suing PSI on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. PSI is vigorously contesting the claims and intend to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. PSI does not believe that this matter will have any material adverse effect on the results of operations of the Partnership.

         Other Items

         PSI and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the operations or financial position of the Partnership.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
           --------------------------------------------------------------
           MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
           -------------------------------------------------

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2005, there were approximately 964 unitholders of record.

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

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------


For the Year Ended December 31,              2005              2004             2003              2002              2001
------------------------------------    ---------------   --------------    --------------   --------------    --------------
Revenues                                $   12,271,000    $   12,210,000    $   11,672,000   $   11,165,000    $   11,358,000
Depreciation and amortization                  356,000           565,000           942,000          951,000           973,000
Interest expense                                     -                 -                 -                -           232,000
Casualty gain                                   38,000                 -                 -                -                 -
Gain on disposition of marketable
     securities (1)                         15,633,000                 -                 -                -                 -
Net income (1)                              24,190,000         8,233,000         7,537,000        7,311,000         7,326,000
Limited partners' share (1)                 16,458,000         6,284,000         5,648,000        5,345,000         7,246,000
General partners' share (1)                  7,732,000         1,949,000         1,889,000        1,966,000            80,000
Limited partners' per unit data (2)
     Net income (1)                           $411.45           $157.10           $141.20          $133.63           $181.15
     Cash Distributions                       $158.68           $140.00           $136.00          $142.00              -

As of December 31,
------------------------------------
Cash and cash equivalents               $    2,571,000    $    2,595,000    $    1,587,000   $      698,000    $      434,000
Total Assets                            $    9,721,000    $   31,000,000    $   25,526,000   $   21,012,000    $   21,928,000



(1) Increases reflected in the amounts presented for 2005 as compared to other periods, are due to the distribution of marketable securities in affiliate. See Note 2 to the Partnership's financial statements for additional information.

(2) Per unit data is based on the weighted average number of the limited partnership units (40,000) outstanding during each period.

ITEM 7.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
            -----------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

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

OVERVIEW
--------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at December 31, 2005. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material, adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with U.S. generally accepted accounting principles, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 8 to the Partnership's financial statements.

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

RESULTS OF OPERATIONS
---------------------

         YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004:

         The Partnership's net income was $24,190,000 in 2005 compared to $8,233,000 in 2004, representing a increase of $15,957,000. Net income increased primarily due to a gain on disposition of marketable securities of an affiliate totaling $15,633,000 (described below).

         During 2005 property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $7,092,000 in 2005 compared to $6,446,000 in 2004, representing an increase of $646,000 or 10%. This increase is attributable to an increase in rental revenues, partially offset by a decrease to cost of operations, at the Partnership's self-storage facilities.

         Rental income was  $10,726,000 in 2005 compared to $10,325,000 in 2004, representing an increase of $401,000 or 4%. The increase is attributable primarily to an increase in realized rent per occupied square foot occupancy at the Partnership's self-storage facilities. The weighted average occupancy levels at the self-storage facilities were 91% and 92% in 2005 and 2004, respectively. The annual realized rent per occupied square foot was $14.47 in 2005 compared to $13.83 in 2004.

         On March 31, 2005, we distributed substantially all of the Public Storage common stock on a pro-rata basis to unitholders of record as of January 1, 2005. Accordingly, during the first quarter of 2005, we recognized a gain on disposition totaling $15,633,000, which represents the excess of the fair value (based upon a value of $56.94 per share for the Public Storage common stock on March 31, 2005) over the historical cost. The Partnership's dividend income with respect to those securities that were distributed to unitholders ceased on April 1, 2005. Dividend income from marketable securities of affiliate declined to $203,000 in 2005 from $718,000 in 2004. Based upon shares held by the partnership at December 31, 2005, we expect dividend income to be approximately $32,000 in 2006. See Note 2 to the Partnership's financial statements for additional information.

         Cost of operations (including management fees paid to an affiliate) decreased $36,000 or 1% to $3,278,000 in 2005 from $3,314,000 in 2004. This decrease is attributable to decreased in repairs and maintenance and eviction costs partially offset by increased management fees as a result of higher revenues.

         Depreciation expense was $356,000 for the year ended December 31, 2005 compared to $565,000 for the same period in 2004, a decrease of $209,000 or 37%. The decrease in depreciation expense is primarily related to the initial development costs of buildings for many self-storage facilities becoming fully depreciated.

         Revenues from Affiliate under the Performance Agreement increased $51,000 or 5% to $1,117,000 in 2005 from $1,066,000 in 2004. These amounts include the pre-depreciation net income of the facility that has self-storage and containerized storage operations.

         During 2005, a casualty gain pertaining to the Hurricanes Katrina and Wilma, in the amount of $38,000 was recorded. Please see Note 2 "Accounting for Casualties" to the Partnership's financials for further description.

         YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003:

         The Partnership's net income was $8,233,000 in 2004 compared to $7,537,000 in 2003, representing an increase of $696,000 or 9%. This increase is primarily a result of increased operating results at the Partnership's self-storage facilities.

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

         Dividend income from marketable securities of affiliate was $718,000 for both 2004 and 2003.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities of $8,771,000 for the year ended December 31, 2005 have been sufficient to meet all current obligations of the Partnership. During 2005, the Partnership incurred $322,000 of capital improvements in 2005 compared to $365,000 in 2004 and $444,000 in 2003. For 2006, we have budgeted $494,000, including remaining amounts to restore our facilities from hurricane damage.

         The Partnership does not anticipate issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities. The partnership may consider borrowing money with the intent of using the proceeds for distribution.

         At December 31, 2004, we held 381,980 shares of Public Storage common stock and 12,412 shares of Public Storage Equity Stock, Series A. On March 31, 2005, we distributed all but 624 shares of our holdings of Public Storage common stock on a pro-rata basis to unitholders. At December 31, 2005, we held 624 shares and 12,412 shares, respectively, of Public Storage, Inc.'s common stock and Equity Stock, Series A (marketable securities) with a fair value totaling $386,000 (cost of $259,000 at December 31, 2005) in Public Storage, Inc.

         As a result of the distribution, dividends received by the Partnership declined to $203,000 in dividend income during 2005, as compared to $718,000 during 2004 and 2003, respectively. Based on our holdings of Public Storage securities, we anticipate future annual dividend income to approximate $32,000.

         DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement) needs to be distributed at least quarterly. Distributions to the limited and general partners for the years 1978-1991 aggregated $62,032,000 including $29,360,000 distributed to the partners in 1988 in connection with a financing of the properties. In the third quarter of 1991, quarterly distributions were discontinued to enable the Partnership to increase its funds available for debt principal payments. As all debt service was repaid as of December 31, 2001, the Partnership resumed quarterly distributions beginning in the first quarter of 2002.

         We paid cash distributions during 2005 to the limited and general partners totaling $6,347,000 ($158.68 per unit) and $2,201,000, respectively. We paid distributions during 2004 to the limited and general partners totaling $5,600,000 ($140.00 per unit) and $1,942,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

         As discussed above, on March 31, 2005, we distributed all of our holdings of Public Storage common stock on a pro-rata basis to unitholders of record as of January 1, 2005, totaling $16,123,000 ($403.08 per unit) and $5,591,000, respectively, to the limited and general partners.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

         As of December 31, 2005, the Partnership had no outstanding debt.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 15(a).

ITEM 9.     CHANGES IN AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
            -----------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the fourth quarter of 2005, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

      Name                            Positions with PSI
---------------------          ------------------------------------------------
B. Wayne Hughes                Chairman of the Board
                               Chief Executive Officer, Vice Chairman of the
Ronald L. Havner, Jr.            Board and President
John Reyes                     Senior Vice President and Chief Financial Officer
John S. Baumann                Senior Vice President and Chief Legal Officer
John G. Graul                  Senior Vice President and President, Self-storage
                                 Operations
David F. Doll                  Senior Vice President and President, Real Estate
                                 Group
Harvey Lenkin                  Director
B. Wayne Hughes, Jr.           Director
Robert J. Abernethy            Director
Dann V. Angeloff               Director
William C. Baker               Director
John T. Evans                  Director
Uri P. Harkham                 Director
Daniel C. Staton               Director

         B. Wayne Hughes, age 72, has been a director of the Company since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes retired as Chief Executive Officer in November 2002 and remains Chairman of the Board. Mr. Hughes is currently engaged in the acquisition and operation of commercial properties in California and in the acquisition and operation of self-storage facilities in Canada. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., a member of the Company's Board.

         Ronald L. Havner, Jr., age 48, has been the Vice-Chairman, Chief Executive Officer and a director of the Company since November 2002 and President since July 1, 2005. Mr. Havner joined the Company in 1986 and has held a variety of positions, including Chairman of the Company's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors of the National Association of Real Estate Investment Trusts, Inc. (NAREIT) and a director of Business Machine Security, Inc., The Mobile Storage Group and Union BanCal Corporation.

         Harvey Lenkin, age 69, retired as President and Chief Operating Officer of the Company on June 30, 2005. Mr. Lenkin was employed by the Company or its predecessor for 27 years and has been a member of the Board of Directors since 1991. He has been a director of the Company's affiliate, PS Business Parks, Inc., since March 1998 and was President of PSB from 1990 until March 1998. He is also a director of Paladin Realty Income Properties I, Inc. and a director of Huntington Memorial Hospital, Pasadena, California and a former member of the Executive Committee of the Board of Governors of NAREIT.

         Robert J. Abernethy, age 66, Chairman of the Audit Committee and a member of the Compensation Committee, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate self-storage facilities, since 1976 and 1977, respectively. Mr. Abernethy was controller of a division of Hughes Aircraft from 1972 to 1974. He has been a director of the Company since its organization. He is a member of the board of trustees of Johns Hopkins University, a director of the Los Angeles Music Center, a member of the Board of Overseers of the Los Angeles
Philharmonic, a trustee of Loyola Marymount University, a director of the Pacific Council on International Policy, a director of the Atlantic Council, a member of the Council on Foreign Relations and a former California Transportation Commissioner. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and of the Metropolitan Water District of Southern California, a former member of the California State Board of Education, a former member of the California State Arts Council, a former Planning Commissioner, a former Telecommunications Commissioner and the former Vice-Chairman of the Economic Development Commission of the City of Los Angeles. He received an M.B.A. from the Harvard University Graduate School of Business.

         Dann  V.  Angeloff,  age  70,  Chairman  of  the   Nominating/Corporate
Governance Committee and a member of the Compensation Committee, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is currently the general partner of a limited partnership that in 1974 purchased a self-storage facility operated by the Company. Mr. Angeloff has been a director of the Company since its organization. He is a director of Bjurman, Barry Fund, Inc., Nicholas/Applegate Fund, ReadyPac Foods, Retirement Capital Group and SoftBrands, Inc.

         William C. Baker, age 72, a member of Nominating/Corporate Governance Committee, became a director of the Company in November 1991. Mr. Baker was Chairman and Chief Executive Officer of Callaway Golf Company from August 2004 until August 2005. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies, which then operated the Santa Anita Racetrack. From April 1993 through May 1995, he was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, Mr. Baker was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, Mr. Baker was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. He is a director of La Quinta, Inc., California Pizza Kitchen, Javo Beverage Company and Callaway Golf Company.

         John T. Evans, age 67, a member of the Audit Committee and of the Nominating/Corporate Governance Committee, became a director of the Company in August 2003. Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993. Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance. Mr. Evans is a director of Cara Operations Inc., Kubota Metal Corporation, and Toronto East General Hospital. Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

         Uri P. Harkham, age 57, a member of the Compensation Committee, became a director of the Company in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing warehouses and retail and mixed-use real estate in California.

         B. Wayne Hughes, Jr., age 46, became a director of the Company in January 1998. He was employed by the Company from 1989 to 2002, serving as Vice President - Acquisitions of the Company from 1992 to 2002. Mr. Hughes, Jr. is currently Vice President of American Commercial Equities, LLC, a company engaged in the acquisition and operation of commercial properties in California and is a director of Canadian Mini-Ware Properties Ltd., a company engaged in the acquisition, development and operation of self-storage facilities in Canada. He is the son of B. Wayne Hughes.

         Daniel C. Staton, age 53, Chairman of the Compensation Committee and a member of the Audit Committee, became a director of the Company in March 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with the Company. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 1999 and a Trustee of Storage Trust Realty from November 1994 until March 1999. He is President of Walnut Capital Partners, an investment and venture capital company and the Co-Chief Executive Officer of PMGI (formerly Media General, Inc.), a print and electronic media company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999. From 1981 to 1993, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

         The members of the PSI Audit Committee of the Board are: Robert J. Abernethy (Chairman), John T. Evans, and Daniel Staton. The Board of PSI has determined that the Chairman of the Audit Committee, Robert J. Abernethy and Audit Committee member Daniel C. Staton, each qualify as an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. The Board has further determined that Messrs. Abernethy and Staton are each independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

ITEM 12.    SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
            ----------------------------------------------------------------
            AND RELATED STOCKHOLDER MATTERS
            -------------------------------

         (a) At March 30, 2006, the following beneficially owned more than 5% of the Units:


          Title                           Name and Address                     Beneficial              Percent
        of Class                        of Beneficial Owners                    Ownership              of Class
-------------------        -------------------------------------------      -----------------          --------
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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1986, the partners received cumulative distributions equal to their capital contributions. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"). In addition to their distribution rights with respect to their general partner's interests, PSI and BWH Marinas own 11,365 and 5,892 Units. During 2005, PSI and BWH Marinas received $1,761,000 and $440,000, respectively, in cash distributions related to their general partner's ownership interests. As described above, the General Partners also hold Limited Partnership Units. Through these holdings, PSI and the Hughes Family, respectively, received $1,803,000 and $983,000 of cash distributions and 82,874 and 44,518 shares of Public Storage common stock as a result of the distribution of the Partnerships marketable securities.

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the self-storage facilities operated for the Partnership. For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI. During 2005, 2004 and 2003, the Partnership paid fees of $643,000, $619,000 and $606,000, respectively, to PSI pursuant to the Management Agreement.

         A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PSI in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Partnership recorded a total of $1,117,000, $1,066,000 and $991,000 in revenue with respect to the Performance Agreement for the years ended December 31, 2005, 2004 and 2003, respectively.

         In addition, the Partnership combines its insurance purchasing power with PSI through captive insurance entities controlled by PSI (see Note 5 to the Partnership's financial statements). The captive entities provide limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of the captive entities' limitations. Premiums paid to the captive entities for the years ended December 31, 2005, 2004 and 2003 were $77,000, $138,000 and $94,000, respectively.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Fees billed to the Partnership by Ernst & Young LLP for 2004 and 2005 as are follows:

         Audit Fees: Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership's annual financial statements and reviews of the quarterly financial statements included in the Partnership's quarterly reports on Form 10-Q totaled $11,000 for 2005 and $8,000 for 2004.

         Tax Fees: Tax fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $10,000 for 2005 and $8,000 for 2004.

         Audit-Related Fees and Other Fees: During 2004 and 2005 Ernst & Young LLP did not bill the Partnership for audit-related services or any other services, except audit services and tax services denoted above.

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

(a)      List of documents filed as part of this Report.

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

                           (Items 15(a)(3) and 15 (b))


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

10.1 Second Amended and Restated Management Agreement dated November 16, 1995 between the Partnership and Public Storage, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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

                              PUBLIC STORAGE PROPERTIES IV, LTD.
                              A California Limited Partnership
Dated:  March 31, 2006        By:  Public Storage, Inc., General Partner

                               By: /s/ Ronald L. Havner, Jr.
                                   ------------------------------------------
                                   Ronald L Havner, Jr., Vice Chairman of the
                                   Board, Chief Executive Officer and
                                   President of Public Storage, Inc.,
                                   Corporate General Partner

                               By: /s/ B. Wayne Hughes
                                   ------------------------------------------
                                   B. Wayne Hughes, General Partner and
                                   Chairman of the Board of Public Storage, Inc.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


      Signature                                            Capacity                                        Date
-------------------------                   -------------------------------------------------          --------------

/s/ Ronald L. Havner, Jr.                   Vice Chairman of the Board, Chief Executive                March 31, 2006
-------------------------                   Officer and President of Public Storage, Inc.,
Ronald L. Havner, Jr.                       Corporate General Partner

/s/ B. Wayne Hughes                         General Partner and Chairman of the Board of               March 31, 2006
-------------------------                   Public Storage, Inc.
B. Wayne Hughes

/s/ John Reyes                              Senior Vice President and Chief Financial Officer          March 31, 2006
-------------------------                   of Public Storage, Inc. (principal financial
John Reyes                                  officer and principal accounting officer)

/s/ Harvey Lenkin                           Director of Public Storage, Inc.                           March 31, 2006
------------------------
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.                    Director of Public Storage, Inc.                           March 31, 2006
------------------------
B. Wayne Hughes, Jr.

/s/ Robert J. Abernethy                     Director of Public Storage, Inc.                           March 31, 2006
------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                        Director of Public Storage, Inc.                           March 31, 2006
------------------------
Dann V. Angeloff

/s/ William Baker                           Director of Public Storage, Inc.                           March 31, 2006
------------------------
William C. Baker

/s/ John T. Evans                           Director of Public Storage, Inc.                           March 31, 2006
------------------------
John T. Evans

/s/ Uri P. Harkham                          Director of Public Storage, Inc.                           March 31, 2006
------------------------
Uri P. Harkham

/s/ Daniel C. Staton                        Director of Public Storage, Inc.                           March 31, 2006
------------------------
Daniel C. Staton


                       PUBLIC STORAGE PROPERTIES IV, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))

                                                                        Page
                                                                     References
                                                                     ----------
Report of Independent Registered Public Accounting Firm                   F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 2005 and 2004                           F-2

For the years ended December 31, 2005, 2004 and 2003:

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

             Report of Independent Registered Public Accounting Firm


The Partners
Public Storage Properties IV, Ltd.

We have audited the accompanying balance sheets of Public Storage Properties IV, Ltd. (the "Partnership") as of December 31, 2005 and 2004, and the related statements of income and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties IV, Ltd. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP


March 27, 2006
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                                 BALANCE SHEETS
                           December 31, 2005 and 2004


                                                                                  2005                    2004
                                                                            ------------------      ------------------
                                ASSETS

Cash and cash equivalents                                                   $      2,571,000        $      2,595,000
Marketable securities of affiliate (cost of  $259,000 and
     $6,340,000 as of December 31, 2005 and 2004, respectively)                      386,000              21,644,000
Rent and other receivables                                                           167,000                 128,000

Real estate facilities:
     Building and equipment                                                       18,973,000              18,738,000
     Land                                                                          5,021,000               5,021,000
                                                                            ------------------      ------------------
                                                                                  23,994,000              23,759,000

     Less accumulated depreciation                                               (17,480,000)            (17,208,000)
                                                                            ------------------      ------------------
                                                                                   6,514,000               6,551,000

Other assets                                                                          83,000                  82,000
                                                                            ------------------      ------------------
Total assets                                                                $      9,721,000        $     31,000,000
                                                                            ==================      ==================

                   LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                            $        189,000        $        226,000
Deferred revenue                                                                     321,000                 314,000

Commitments and contingencies (Note 8)                                                     -                       -

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
         authorized, issued and outstanding                                        6,745,000              11,253,000
     General partners' equity                                                      2,339,000               3,903,000
     Other comprehensive income                                                      127,000              15,304,000
                                                                            ------------------      ------------------
     Total partners' equity                                                        9,211,000              30,460,000
                                                                            ------------------      ------------------
Total liabilities and partners' equity                                      $      9,721,000        $     31,000,000
                                                                            ==================      ==================

                            See accompanying notes.
                                      F-2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For the years ended December 31, 2005, 2004 and 2003


                                                                 2005                2004                 2003
                                                           -----------------   ----------------     ----------------
REVENUES:

Rental income                                              $    10,726,000     $    10,325,000      $     9,883,000
Dividends from marketable securities of affiliate                  203,000             718,000              718,000
Revenues from affiliate under Performance Agreement
     (Note 5)                                                    1,117,000           1,066,000              991,000
Other income                                                       225,000             101,000               80,000
                                                           -----------------   ----------------     ----------------
                                                                12,271,000          12,210,000           11,672,000
                                                           -----------------   ----------------     ----------------
COSTS AND EXPENSES:

Cost of operations                                               2,635,000           2,695,000            2,481,000
Management fees paid to affiliate                                  643,000             619,000              606,000
Depreciation                                                       356,000             565,000              942,000
Administrative                                                     118,000              98,000              106,000
                                                           -----------------   ----------------     ----------------
                                                                 3,752,000           3,977,000            4,135,000
                                                           -----------------   ----------------     ----------------
  Net income before gain                                         8,519,000           8,233,000            7,537,000

Casualty gain                                                       38,000                   -                    -
Gain on disposition of marketable securities of
     affiliate                                                  15,633,000                   -                    -
                                                           -----------------   ----------------     ----------------
NET INCOME                                                 $    24,190,000     $     8,233,000      $     7,537,000
                                                           =================   ================     ================
Limited partners' share of net income ($411.45 per
     unit in 2005, $157.10 per unit in 2004 and
     $141.20 per unit in 2003)                             $    16,458,000     $     6,284,000      $     5,648,000
General partners' share of net income                            7,732,000           1,949,000            1,889,000
                                                           -----------------   ----------------     ----------------
                                                           $    24,190,000     $     8,233,000      $     7,537,000
                                                           =================   ================     ================

COMPREHENSIVE INCOME:
Net income                                                 $    24,190,000     $     8,233,000      $     7,537,000
Other Comprehensive Income:
     Change in unrealized gain on marketable equity
        securities of affiliate                                    456,000           4,699,000            4,272,000
     Realized gain on disposition of marketable
        securities of affiliate                                (15,633,000)                  -                  -
                                                           -----------------   ----------------     ----------------
                                                           $     9,013,000     $    12,932,000      $    11,809,000
                                                           =================   ================     ================

                            See accompanying notes.
                                      F-3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2005, 2004 and 2003


                                                                                        Other
                                                                                    Comprehensive     Total Partners'
                                            Limited Partners   General Partners        Income             Equity
                                            ----------------   -----------------    ---------------   -----------------

Balance at December 31, 2002                 $   10,584,000     $     3,671,000     $    6,333,000    $    20,588,000

Change in unrealized gain on marketable
     securities                                           -                   -          4,272,000          4,272,000

Net income                                        5,648,000           1,889,000                  -          7,537,000

Cash distributions                               (5,440,000)         (1,887,000)                 -         (7,327,000)

Equity transfer                                     (52,000)             52,000                  -                  -
                                            ----------------   -----------------    ---------------   -----------------
Balance at December 31, 2003                     10,740,000           3,725,000         10,605,000         25,070,000

Change in unrealized gain on marketable
     securities                                           -                   -          4,699,000          4,699,000

Net income                                        6,284,000           1,949,000                  -          8,233,000

Cash distributions                               (5,600,000)         (1,942,000)                 -         (7,542,000)

Equity transfer                                    (171,000)            171,000                  -                  -
                                            ----------------   -----------------    ---------------   -----------------
Balance at December 31, 2004                     11,253,000           3,903,000         15,304,000         30,460,000

Change in unrealized gain on marketable
     securities                                           -                   -            456,000            456,000

Realized gain on disposition of
     marketable securities of affiliate                   -                   -        (15,633,000)       (15,633,000)

Net income                                       16,458,000           7,732,000                  -         24,190,000

Cash distributions                               (6,347,000)         (2,201,000)                 -         (8,548,000)

 Distribution of marketable securities
     of affiliate                               (16,123,000)         (5,591,000)                 -        (21,714,000)

Equity transfer                                   1,504,000          (1,504,000)                 -                  -
                                            ----------------   -----------------    ---------------   -----------------
Balance at December 31, 2005                $     6,745,000     $     2,339,000     $      127,000    $     9,211,000
                                            ===============    =================    ===============   =================


                            See accompanying notes.
                                      F-4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2005, 2004 and 2003


                                                                        2005               2004                2003
                                                                   ----------------   -----------------  -----------------
Cash flows from operating activities:
     Net income                                                    $    24,190,000    $     8,233,000    $     7,537,000

     Adjustments to reconcile net income to cash provided by operating activities:

         Depreciation                                                      356,000            565,000            942,000
         Decrease in rent and other receivables                              2,000             66,000             94,000
         (Increase) decrease in other assets                                (1,000)           (33,000)            55,000
         Casualty gain                                                     (38,000)                 -                  -
         Gain on disposition of marketable securities of
               affiliate                                               (15,633,000)                 -                  -
         (Decrease) increase in accounts payable and accrued
               liabilities                                                 (37,000)            56,000             20,000
         Increase in deferred revenue                                        7,000             28,000             12,000
                                                                   ----------------   -----------------  -----------------
         Total adjustments                                             (15,344,000)           682,000          1,123,000
                                                                   ----------------   -----------------  -----------------
         Net cash provided by operating activities                       8,846,000          8,915,000          8,660,000
                                                                   ----------------   -----------------  -----------------
Cash flows from investing activities:
     Additions to real estate facilities                                  (322,000)          (365,000)          (444,000)
                                                                   ----------------   -----------------  -----------------
         Net cash used in investing activities                            (322,000)          (365,000)          (444,000)
                                                                   ----------------   -----------------  -----------------
Cash flows from financing activities:
     Distributions paid to partners                                     (8,548,000)        (7,542,000)        (7,327,000)
                                                                   ----------------   -----------------  -----------------
         Net cash used in financing activities                          (8,548,000)        (7,542,000)        (7,327,000)
                                                                   ----------------   -----------------  -----------------
Net (decrease) increase in cash and cash equivalents                       (24,000)         1,008,000            889,000

Cash and cash equivalents at the beginning of the year                   2,595,000          1,587,000            698,000
                                                                   ----------------   -----------------  -----------------
Cash and cash equivalents at the end of the year                   $     2,571,000    $     2,595,000    $     1,587,000
                                                                   ================   =================  =================
Supplemental schedule of non-cash investing and financing
    activities:

     Increase in fair value of marketable securities:
       Marketable securities                                       $      (456,000)   $    (4,699,000)   $    (4,272,000)
       Other comprehensive income                                          456,000          4,699,000          4,272,000
     Distribution of marketable securities of affiliate:
       Marketable securities                                            21,714,000                  -                  -
       Partners' equity                                                (21,714,000)                 -                  -


                            See accompanying notes.
                                      F-5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

1.       DESCRIPTION OF PARTNERSHIP

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

         Revenue and Expense Recognition:
         --------------------------------

                  Rental income, which is generally earned pursuant to month-to-month leases for storage space, is recognized as earned. Promotional discounts are recognized as a reduction to rental income over the promotional period, which is generally during the first month of occupancy. Late charges and administrative fees are recognized as income when collected. Interest income is recognized as earned.

                  We accrue for property tax expense based upon estimates and historical trends. If these estimates are incorrect, the timing of expense recognition could be affected.

                  Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Television, yellow page, and other advertising expenditures totaled $402,000, $417,000 and $413,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

         Marketable Securities:
         ----------------------

                  In accordance with the Financial Accounting Standards Board's Statement No. 130, "Recording Comprehensive Income," at each balance sheet date, the Partnership reflects its marketable securities at market value (based upon their closing price on the balance sheet date), with the difference between the market value and historical cost shown as "Other Comprehensive Income" in Partners' Equity. Adjustments to market value are reflected as "Change in Unrealized Gain on Marketable Equity Securities" on the Statement of Comprehensive Income. When marketable securities are disposed of, comprehensive income is adjusted to reflect the change in market value through the disposition date. The realized gain is then reflected in net income, and as a reduction to Other Comprehensive Income.

                  In accordance with this policy, the Partnership has reflected adjustments to unrealized gains of $456,000, $4,699,000, and $4,272,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

                  Marketable securities consist of 624 shares of common stock of Public Storage, Inc. at December 31, 2005 and 12,412 depositary shares of Equity Stock, Series A, of Public Storage, Inc., at both December 31, 2005 and 2004. At December 31, 2004, we held 381,980 shares of common stock in Public Storage, Inc; all but 624 shares of these securities were distributed to unitholders in 2005 as described below. All of the Partnership's marketable securities for all periods have been designated as available-for-sale.

                  On March 31, 2005, the Partnership distributed all of its holdings in Public Storage Inc., common stock on a pro-rata basis to unitholders of record as of January 1, 2005. As a result of this transaction, the Partnership recorded a realized gain of $15,633,000 during the first quarter of 2005, representing the difference between the closing market price on March 31, 2005 and the weighted average historical cost of the securities disposed. The limited and general partner's share of this distribution totaled approximately $16,123,000 ($403.08 per unit) and $5,591,000, respectively. The limited and general partners' share of the realized gain attributable to this transaction totaled approximately $10,102,000 ($252.55 per unit) and $5,531,000, respectively.

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at December 31, 2005.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualties," our evaluations have identified no such impairments at December 31, 2005.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

                  Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

         Accounting for Casualties:
         --------------------------

                  Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as a contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied.

                  During 2005, we recorded a casualty gain totaling $38,000 as a result of physical damage to our facilities caused by Hurricane Wilma, which occurred in the fourth quarter of 2005. This gain represents the excess of the insurance proceeds that we expect to receive of approximately $41,000 over the aggregate net book values of the assets damaged ($3,000). We estimate, however, that the aggregate cost to repair damage to our facilities will be approximately $226,000.

        Deferred revenue:
        -----------------

            Deferred revenue totaling $321,000 and $314,000 for each of the years ended December 31, 2005 and 2004, respectively, consists of prepaid rents, which are recognized when earned.

         Environmental Cost:
         -------------------

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

         Income Taxes:
         -------------

                  Public Storage Properties IV, Ltd. is treated as a partnership for Federal income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement. Accordingly no Federal income tax expense is recorded by the Partnership.

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of March 30, 2006, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2005, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. During 2004, we paid distributions to the limited and general partners totaling $5,600,000 ($140.00 per unit) and $1,942,000, respectively. During 2005, we paid distributions to the limited and general partners totaling $6,347,000 ($158.68 per unit) and $2,201,000, respectively. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other obligations.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

                  The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For 2005, 2004 and 2003, the Partnership paid PSI $643,000, $619,000 and $606,000, respectively, under this management agreement.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                  A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement in March 2001, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PSI in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Partnership recorded a total of $1,117,000, $1,066,000 and $991,000 in revenue with respect to the Performance Agreement for the years ended December 31, 2005, 2004 and 2003, respectively.

                  The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

         a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in Cost of Operations, amounted to $1,197,000, $1,278,000, and $1,217,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

         Ownership Interest by the General Partners
         ------------------------------------------

                  PSI owns 11,365 Limited Partnership Units ("Units"), as to which PSI has sole voting and dispositive power.

                  Hughes and members of his family (the "Hughes Family") own 6,198 Units. Hughes owns 5,892 Units, as to which Hughes has sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owns 306 Units as to which Tamara Hughes Gustavson has sole voting and dispositive power; PSI has an option to acquire these 306 Units.

                  In addition, there are 7,299 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes Family owns approximately 48% of the voting stock, PSI owns 46% and members of PSI's management and related individuals own approximately 6%.

         Captive Insurance Activities with PSI
         -------------------------------------

                  The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method, and has received no distributions during the three years ended December 31, 2005.

                  STOR-Re provides limited property and liability insurance coverage to the Partnership, PSI, and affiliates for losses occurring before April 1, 2004. STOR-Re was succeeded with respect to these activities for losses occurring after March 31, 2004 by a wholly owned subsidiary of PSI (collectively, this entity and STOR-Re are referred to as the "Captive Entities"). Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed.

                  The following table sets forth certain condensed consolidated financial information with respect to STOR-Re (representing 100% of this entity's operations and not the Partnership's pro-rata share):


                                                                   2005                    2004
                                                          --------------------    --------------------
                                                                 (Amounts in thousands)
   For the year ended December 31,
   Premiums earned (a).............................       $            -            $        3,994
   Net investment income...........................                  663                       677
   Loss and loss adjustment expense................                  900                    (2,948)
   Other expenses..................................                 (349)                     (200)
                                                          --------------------    --------------------
      Net income...................................       $        1,214            $        1,523
                                                          ====================    ====================
   At December 31,
   Total assets (primarily cash and other                 $       26,876            $       31,326
      investments).................................
   Liabilities for losses and loss adjustment                     13,784                    20,227
      expenses.....................................
   Other liabilities...............................                  208                         -
   Member's surplus................................               12,884                    11,099


                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

         (a) Effective April 1, 2004, STOR-Re ceased providing insurance for losses occurring after April 1, 2004, and was succeeded with respect to these activities by PSIC-H, a wholly owned subsidiary of PSI. Accordingly, premiums and associated loss expense for losses occurring after March 31, 2004 are not included in this table.

                  Premiums paid to the Captive Entities for the years ended December 31, 2005, 2004 and 2003 were $77,000, $138,000 and $94,000, respectively.

         Other Activities with PSI
         -------------------------

                  A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on the our income statement for these fees are $108,000, $65,000 and $65,000 for the years ended December 31, 2005,
         2004 and 2003, respectively.

                  A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary of PSI receives the revenues and bears the cost of the activities.

6.       TAXES BASED ON INCOME

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $8,583,000, $8,341,000 and $7,698,000 for the years ended December 31, 2005, 2004 and 2003 respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation and capitalization methodologies.

7.       SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                           Three Months Ended
                                            -------------------------------------------------------------------------------
                                            March 31, 2005      June 30, 2005      September 30, 2005     December 31, 2005
                                            ----------------    ---------------    ------------------     -----------------
Rental Income                                $    2,624,000     $    2,666,000      $    2,708,000        $    2,728,000
 Cost of Operations (including
  management fees and depreciation)          $      914,000     $      899,000      $      901,000        $      920,000
Net Income (1)                               $   17,792,000     $    2,055,000      $    2,140,000        $    2,203,000
 Net Income Per Limited Partner Unit         $       293.33     $        38.52      $        40.43        $        39.17
Cash distributions                           $    2,084,000     $    1,993,000      $    1,993,000        $    2,478,000
Casualty gain                                $            -     $            -      $            -        $       38,000
Distribution of marketable securities        $   21,714,000     $            -      $            -        $            -

                                                                           Three Months Ended
                                            -------------------------------------------------------------------------------
                                            March 31, 2004      June 30, 2004      September 30, 2004     December 31, 2004
                                            ----------------    ---------------    ------------------     -----------------
Rental Income                                $    2,524,000     $    2,581,000      $    2,616,000        $    2,604,000
 Cost of Operations(including management
  fees and depreciation)                     $    1,020,000     $      997,000      $      931,000        $      931,000
Net Income                                   $    1,930,000     $    2,016,000      $    2,164,000        $    2,123,000
 Net Income Per Limited Partner Unit         $        36.43     $        38.57      $        42.23        $        39.87
 Cash distributions                          $    1,832,000     $    1,831,000      $    1,832,000        $    2,047,000


                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

         (1) Net income includes gain on disposition of marketable securities in the amount of $15,633,000 in March 2005.

8.       COMMITMENTS AND CONTINGENCIES

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

                  Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted PSI's motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, PSI filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. PSI is vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

         Brinkley et al v. Public Storage,  Inc.  (filed April,  2005)
         -------------------------------------------------------------
         (Superior court of California - Los Angeles County)
         ---------------------------------------------------

                  The Brinkley plaintiffs are suing PSI on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. PSI is vigorously contesting the claims and intend to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. PSI does not believe that this matter will have any material adverse effect on the results of operations of the Partnership.

         Other Items
         -----------

                  PSI and the Partnership are a party to various claims, complaints, and other legal actions that have arisen in the normal course of business from time to time, that are not described above. We believe that it is unlikely that the outcome of these other pending legal proceedings including employment and tenant claims, in the aggregate, will have a material adverse effect upon the operations or financial position of the Partnership.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2005



                                         Initial Cost
                                  ------------------------------
                                                 Building, Land    Costs Subsequent
                                                Imp & Equipment     to construction
         Description                Land                            (Improvements)
----------------------------      ------------- ----------------   -----------------
    California
Concord                             $349,000         $805,000            $367,000
Tustin                               517,000          844,000             381,000
Pasadena                             379,000          496,000             282,000
Azusa                                501,000        1,093,000             335,000
Redlands                             227,000          771,000             390,000
Riverside                             51,000          595,000             344,000
Oakland                              177,000          650,000             363,000
Richmond                             225,000          639,000             398,000
Santa Clara                          633,000        1,156,000             577,000
San Carlos                           396,000          902,000             223,000
Sacramento/Howe                      194,000          666,000             322,000
Sacramento/West Capitol              100,000          719,000             359,000

    Florida
Miami/Airport Expressway             186,000          442,000             328,000
Miami/Cutler Ridge                   525,000          901,000              40,000
Pembroke Park                        255,000          607,000             443,000
Ft. Lauderdale/I-95 &
   23rd Ave.                         243,000          611,000             470,000
Ft. Lauderdale/I-95 & Sunrise        286,000          690,000             541,000
                                 -------------  ----------------   -----------------
                                  $5,244,000      $12,587,000          $6,163,000
                                 =============  ================   =================


                                            Gross Carrying Amount
                                             at December 31, 2005
                                  ---------------------------------------------
                                               Building, Land
                                              Imp & Equipment                      Accumulated
         Description              Land                                Total        Depreciation     Date Completed
----------------------------      ----------  ----------------    --------------   ------------    ----------------
    California
Concord                            $349,000       $1,172,000        $1,521,000       $1,037,000         01/79
Tustin                              517,000        1,225,000         1,742,000        1,187,000         12/78
Pasadena                            379,000          778,000         1,157,000          697,000         11/79
Azusa                               501,000        1,428,000         1,929,000        1,347,000         11/78
Redlands                            227,000        1,161,000         1,388,000          987,000         02/79
Riverside                            51,000          939,000           990,000          902,000         05/79
Oakland                             177,000        1,013,000         1,190,000          933,000         04/79
Richmond                            225,000        1,037,000         1,262,000          977,000         03/79
Santa Clara                         633,000        1,733,000         2,366,000        1,424,000        6 & 7/79
San Carlos                          396,000        1,125,000         1,521,000        1,103,000         10/79
Sacramento/Howe                     194,000          988,000         1,182,000          951,000         08/79
Sacramento/West Capitol             100,000        1,078,000         1,178,000        1,025,000         06/79

    Florida
Miami/Airport Expressway            186,000          770,000           956,000          712,000         01/79
Miami/Cutler Ridge                  302,000        1,164,000         1,466,000        1,073,000         04/79
Pembroke Park                       255,000        1,050,000         1,305,000          995,000         07/79
Ft. Lauderdale/I-95 &
   23rd Ave.                        243,000        1,081,000         1,324,000          974,000         07/79
Ft. Lauderdale/I-95 & Sunrise       286,000        1,231,000         1,517,000        1,156,000         10/79
                                 ------------  --------------     -------------    ------------
                                 $5,021,000      $18,973,000       $23,994,000      $17,480,000
                                 ============  ==============     =============    ============

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                                             2005                     2004
                                                      -------------------     --------------------
Investment in Real Estate
   Balance at the beginning of the year               $       23,759,000       $       23,394,000

   Disposition of real estate                                    (87,000)                       -
   Additions through capital expenditures                        322,000                  365,000
                                                      -------------------     --------------------
Balance at the end of the year                        $       23,994,000       $       23,759,000
                                                      ===================     ====================

Accumulated Depreciation
   Balance at the beginning of the year               $       17,208,000       $       16,643,000

   Disposition of real estate                                    (84,000)                       -
   Additions charged to costs and expenses                       356,000                  565,000
                                                      -------------------     --------------------
                                                      $       17,480,000       $       17,208,000
                                                      ===================     ====================



(a)  The  aggregate  depreciable  cost,  prior to  depreciation,  of real estate
     (excluding   land)  for  Federal   income  tax   purposes  is   $18,068,000
     (unaudited).