Form 10-Q
period 2006-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2006-05-15
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2006

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

                                 [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

  Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at May 15, 2006: 40,000.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                      INDEX

                                                                        Pages

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements

              Condensed Balance Sheets at March 31, 2006
              and December 31, 2005                                         1

              Condensed Statements of Income and Comprehensive Income
              for the Three Months Ended March 31, 2006 and 2005            2

              Condensed Statement of Partners' Equity for the
              Three Months Ended March 31, 2006                             3

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2006 and 2005                    4

              Notes to Condensed Financial Statements                    5-11

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations             12-14

Item 4.       Controls and Procedures                                      14

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                            15

Item 1A.      Risk Factors                                              15-17

Item 6.       Exhibits                                                     17

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               March 31,             December 31,
                                                                                 2006                    2005
                                                                            -----------------      -----------------
                                                                              (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                   $      2,835,000        $     2,571,000
Marketable securities of affiliate (cost of $259,000)                                389,000                386,000
Rent and other receivables                                                           141,000                167,000

Real estate facilities, at cost:
     Buildings and equipment                                                      19,047,000             18,973,000
     Land                                                                          5,021,000              5,021,000
                                                                            -----------------      -----------------
                                                                                  24,068,000             23,994,000

     Less accumulated depreciation                                               (17,573,000)           (17,480,000)
                                                                            -----------------      -----------------
                                                                                   6,495,000              6,514,000

Other assets                                                                          75,000                 83,000
                                                                            -----------------      -----------------
Total assets                                                                $      9,935,000        $     9,721,000
                                                                            =================      =================
                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued liabilities                                    $        332,000        $       189,000
Deferred revenue                                                                     327,000                321,000

Commitments and contingencies (Note 6)                                                     -                      -

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                          6,791,000              6,745,000
     General partners' equity                                                      2,355,000              2,339,000
     Other comprehensive income                                                      130,000                127,000
                                                                            -----------------      -----------------
     Total partners' equity                                                        9,276,000              9,211,000
                                                                            -----------------      -----------------
Total liabilities and partners' equity                                      $      9,935,000        $     9,721,000
                                                                            =================      =================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                Three Months Ended
                                                                     March 31,
                                                       ------------------------------------
                                                             2006                2005
                                                       -----------------  -----------------
  REVENUES:
  Rental income                                        $     2,766,000    $     2,624,000
  Dividends from marketable securities of affiliate              8,000            180,000
  Other income                                                  62,000             37,000
  Revenues from affiliate under
     performance agreement                                     290,000            264,000
                                                       -----------------  -----------------
                                                             3,126,000          3,105,000
                                                       -----------------  -----------------
  COSTS AND EXPENSES:

  Cost of operations                                           715,000            654,000
  Management fees paid to affiliate                            166,000            157,000
  Depreciation                                                  93,000            103,000
  Administrative                                                43,000             32,000
                                                       -----------------  -----------------
                                                             1,017,000            946,000
                                                       -----------------  -----------------
  Net income before gain                                     2,109,000          2,159,000

  Gain on disposition of marketable securities of
    affiliate                                                        -         15,633,000
                                                       -----------------  -----------------
  NET INCOME:                                          $     2,109,000    $    17,792,000
                                                       =================  =================
  Limited partners' share of net income ($39.53 per
    unit in 2006 and $293.33 per unit in 2005)         $     1,581,000    $    11,733,000
  General partners' share of net income                        528,000          6,059,000
                                                       -----------------  -----------------
                                                       $     2,109,000    $    17,792,000
                                                       =================  =================
  COMPREHENSIVE INCOME:

  Net income                                           $     2,109,000    $    17,792,000
  Other comprehensive income:
     Change in unrealized gain on marketable equity
        securities of affiliate                                  3,000            455,000
     Realized gain on disposition of marketable
        securities of affiliate                                      -        (15,633,000)
                                                       -----------------  -----------------
                                                       $     2,112,000    $     2,614,000
                                                       =================  =================

                            Ssee accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                          Other
                                                Limited            General         Comprehensive      Total Partners'
                                               Partners'          Partners'           Income              Equity
                                           -----------------  -----------------  -----------------  -----------------
Balance at December 31, 2005               $      6,745,000   $      2,339,000   $        127,000   $      9,211,000

Change in unrealized gain on marketable
  securities of affiliate                                 -                  -              3,000              3,000


Net income                                        1,581,000            528,000                  -          2,109,000

Cash distributions (Note 3)                      (1,520,000)          (527,000)                 -         (2,047,000)

Equity transfer                                     (15,000)            15,000                  -                  -
                                           -----------------  -----------------  -----------------  -----------------
Balance at March 31, 2006                  $      6,791,000   $      2,355,000   $        130,000   $      9,276,000
                                           =================  =================  =================  =================

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                 ---------------------------------
                                                                                      2006                2005
                                                                                 --------------     --------------
Cash flows from operating activities:
     Net income                                                                  $2,109,000         $ 17,792,000

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                  93,000            103,000
         Decrease in rent and other receivables                                        26,000             31,000
         Decrease in other assets                                                       8,000             30,000
         Gain on disposition of marketable securities of affiliate                          -        (15,633,000)
         Increase (decrease) in accounts payable and accrued liabilities              143,000            (76,000)
         Increase in deferred revenue                                                   6,000             13,000
                                                                                 --------------     --------------
              Total adjustments                                                       276,000        (15,532,000)
                                                                                 --------------     --------------
              Net cash provided by operating activities                             2,385,000          2,260,000
                                                                                 --------------     --------------
Cash flows from investing activities:

     Additions to real estate facilities                                              (74,000)           (13,000)
                                                                                 --------------     --------------
              Net cash used in investing activities                                   (74,000)           (13,000)
                                                                                 --------------     --------------
Cash flows from financing activities:

     Distributions paid to partners                                                (2,047,000)                 -
                                                                                 --------------     --------------
              Net cash used in financing activities                                (2,047,000)                 -
                                                                                 --------------     --------------
Net increase in cash and cash equivalents                                             264,000          2,247,000

Cash and cash equivalents at beginning of period                                    2,571,000          2,595,000
                                                                                 --------------     --------------
Cash and cash equivalents at end of period                                       $  2,835,000       $  4,842,000
                                                                                 ==============     ==============
Supplemental schedule of non-cash activities:
     Change in fair market value of marketable securities
         Marketable securities                                                   $     (3,000)      $   (455,000)
         Other comprehensive income                                              $      3,000       $    455,000

Accrued and unpaid distributions:
     Distributions payable                                                       $          -       $  2,047,000
     Partner's equity                                                            $          -       $ (2,047,000)


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

                  Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Television, yellow page, and other advertising expenditures totaled $122,000 and $92,000 for the three months ended March 31, 2006, and 2005, respectively.

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

                  In accordance with this policy, the Partnership has reflected adjustments to unrealized gains for the change in market price, representing an increase in unrealized gain of $3,000 and $455,000 for the three months ended March 31, 2006 and 2005, respectively.

                  Marketable securities consist of 624 shares of common stock of Public Storage, Inc. and 12,412 depositary shares of Equity Stock, Series A, of Public Storage, Inc., at both March 31, 2006 and December 31, 2005. All of the Partnership's marketable securities for all periods have been designated as available-for-sale.

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

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at March 31, 2006.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualties," our evaluations have identified no such impairments at March 31, 2006.

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

         Deferred Revenue:
         -----------------

                  Deferred revenue totaling $327,000 for the three months ended March 31, 2006 ($321,000 for the year ended December 31, 2005), consists of prepaid rents, which are recognized when earned.

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

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of May 15, 2006, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to March 31, 2006, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. For the three months ended March 31, 2006, we paid distributions to the limited and general partners totaling $1,520,000 ($38.00 per unit) and $527,000, respectively. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other obligations.

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

                  The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended March 31, 2006 and 2005, the Partnership paid PSI $166,000 and $157,000, respectively, under this management agreement.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                  A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement in March 2001, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PSI in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Partnership recorded a total of $290,000 and $264,000 in revenue with respect to the Performance Agreement for the three months ended March 31, 2006 and 2005, respectively.

                  The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in Cost of Operations, amounted to $381,000 and
         $309,000 for the three months ended March 31, 2006 and 2005, respectively.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Other Activities with PSI
         -------------------------

                  A corporation that reinsures  policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our income statement for these fees are $27,000 and $16,000 for the three months ended March, 31, 2006 and 2005, respectively.

                  A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary of PSI receives the revenues and bears the cost of the activities.

6.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003) (Superior Court of
         -----------------------------------------------------------------------
         California - Orange County)
         ---------------------------

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

                  Based upon the uncertainty inherent in any putative class action, PSI cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted our motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, PSI filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. PSI is vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

         Brinkley v. Public Storage, Inc. (filed April, 2005) (Superior Court of
         -----------------------------------------------------------------------
         California - Los Angeles County)
         --------------------------------

                  The Brinkley plaintiffs are suing PSI on behalf of a purported class of California property managers who claim that they were not compensated for all the hours they worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California Unfair Business Practices Act. PSI is vigorously contesting the claims and intends to resist any expansion beyond the named plaintiffs on the grounds of lack of commonality of claims. PSI does not believe that this matter will have any material adverse effect on the results of operations of the Partnership.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Simas v. Public Storage, Inc. (filed January,  2006) (Superior Court of
         -----------------------------------------------------------------------
         California - Orange County)
         ---------------------------

                  The Simas plaintiffs bring this action against PSI on behalf of a purported class who bought insurance coverage at Company's facilities alleging that PSI does not have a license to offer, sell and/or transact storage insurance. The action was brought under California Business and Professions Code Section 17200. PSI filed a demurrer to the complaint. While the demurrer was pending, Plaintiffs amended the complaint to allege a national class and claims for unfair business practices, quasi-contract, common counts, and negligent and intentional misrepresentation. PSI is vigorously contesting the claims upon which this lawsuit is based, including any efforts for class certifications.

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

         FORWARD LOOKING STATEMENTS: When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors are described in Item 1A, "Risk Factors" in Part II of this Quarterly Report on Form 10-Q. These risks include, but are not limited to, the following: changes in general economic conditions and in the markets in which the Partnership operates and the impact of competition from new and existing storage and commercial facilities and other storage alternatives, which could impact rents and occupancy levels at the Partnership's facilities; the impact of the regulatory environment as well as national, state, and local laws and regulations, which could increase the
Partnership's expense and reduce the Partnership's cash available for distribution; and economic uncertainty due to the impact of war or terrorism could adversely affect our business plan. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at March 31, 2006. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material, adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with U.S. generally accepted accounting principles, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's financial statements.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005:

         Our net income for the three months ended March 31, 2006 was $2,109,000 compared to $17,792,000 for the three months ended March 31, 2005, representing a decrease of $15,683,000. Net income decreased primarily due to a gain on disposition of marketable securities of an affiliate totaling $15,633,000 for the three months ended March 31, 2005.

         Rental income for the three months ended March 31, 2006 was $2,766,000 compared to $2,624,000 for the three months ended March 31, 2005, representing an increase of $142,000 or 5%. This increase is attributable to an increase in annualized realized rents per square foot at the Partnership's self-storage facilities. Weighted average occupancy levels at the self-storage facilities were 91% for the three months ended March 31, 2006 and 2005. Annualized realized rent per square foot for the three months ended March 31, 2006 increased to $15.07 per occupied square foot from $14.30 per occupied square foot for the three months ended March 31, 2005.

         Dividend income for the three months ended March 31, 2006 was $8,000 compared to $180,000 for the three months ended March 31, 2005. At March 31, 2005, we distributed substantially all of our holdings of Public Storage, Inc. common stock to unitholders of record as of January 1, 2005. Accordingly, the Partnership's dividend income with respect to those securities that were distributed to unitholders ceased on April 1, 2005.

         Cost of operations  (including  management fees paid to affiliate - see
Note 5 to the condensed financial statements) for the three months ended March 31, 2006 was $881,000 compared to $811,000 for the three months ended March 31, 2005, representing an increase of $70,000 which was primarily the result of increases in advertising, repairs and maintenance, utilities and management fees expense.

         Depreciation expense was $93,000 for the three months ended March 31, 2006 compared to $103,000 for the same period in 2005, a decrease of $10,000 or 10%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($2,385,000 for the three months ended March 31, 2006) have been sufficient to meet all current obligations of the Partnership.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,520,000 ($38.00 per unit) and $527,000, respectively, for the three months ended March 31, 2006. Future distribution rates will be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the first quarter of 2006, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The information set forth under the heading "Legal Proceedings" in Note 6 to the unaudited condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A. RISK FACTORS

         In addition to the other information in our Form 10-Q and Annual Report on Form 10-K for the year ended December 31, 2005, you should consider the following factors in evaluating the Partnership:

         THE GENERAL PARTNERS CONTROL THE PARTNERSHIP AS A GROUP.

         Public Storage Inc. and B. Wayne Hughes are general partners of the partnership. In the aggregate, Public Storage Inc., B. Wayne Hughes, and members of his family control approximately 62% of the limited partnership units of the partnership. As a result, this group controls any matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the partnership, or approving other such transactions.

         PUBLIC STORAGE'S PROPOSED ACQUISITION OF SHURGARD MAY SUBJECT THE PARTNERSHIP TO ADDITIONAL RISKS.

         Public Storage has entered into an agreement to acquire Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that has interests in approximately 646 self-storage facilities located in the United States and Europe.

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

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended March 31, 2006. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

ITEM 6.  EXHIBITS

Exhibits  required  by Item 601 of  Regulation  S-K are  listed in the  attached
Exhibit Index, and are filed herewith or incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DATED: May 15, 2006

                                         PUBLIC STORAGE PROPERTIES IV, LTD.

                                         BY:  Public Storage, Inc.
                                              General Partner


                                         BY:   /s/ John Reyes
                                              -------------------------
                                              John Reyes
                                              Senior Vice President and
                                              Chief Financial Officer

EXHIBIT NO.                      EXHIBIT INDEX
-----------  -------------------------------------------------------------------


31.1         Rule 13a-14(a)/15d-14(a)  Certification of Chief Executive Officer.
             Filed herewith.

31.2         Rule 13a-14(a)/15d-14(a)  Certification of Chief Financial Officer.
             Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.