Form 10-Q
period 2006-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2006-08-14
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2006

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

                                 [ ] Yes [X] No

The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at August 14, 2006: 40,000.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                      INDEX

                                                                         Pages

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements (Unaudited)

              Condensed Balance Sheets at June 30, 2006
              and December 31, 2005                                          1

              Condensed Statements of Income and Comprehensive Income
              for the Three and Six Months Ended June 30, 2006 and 2005      2

              Condensed Statement of Partners' Equity for the
              Six Months Ended June 30, 2006                                 3

              Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2006 and 2005                        4

              Notes to Condensed Financial Statements                     5-11

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations              12-14

Item 4.       Controls and Procedures                                    14-15

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                             16

Item 1A.      Risk Factors                                               16-18

Item 6.       Exhibits                                                      18

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 2006                   2005
                                                                           -------------------   --------------------
                                                                              (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                   $      2,749,000       $      2,571,000
Marketable securities of affiliate (cost of $259,000)                                379,000                386,000
Rent and other receivables                                                           248,000                167,000

Real estate facilities, at cost:
     Buildings and equipment                                                      19,176,000             18,973,000
     Land                                                                          5,021,000              5,021,000
                                                                           -------------------   --------------------
                                                                                  24,197,000             23,994,000
     Less accumulated depreciation                                               (17,672,000)           (17,480,000)
                                                                           -------------------   --------------------
                                                                                   6,525,000              6,514,000

Other assets                                                                         152,000                 83,000
                                                                           -------------------   --------------------
Total assets                                                                $     10,053,000       $      9,721,000
                                                                           ===================   ====================
                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued liabilities                                    $        341,000       $        189,000
Deferred revenue                                                                     324,000                321,000

Commitments and contingencies

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                          6,881,000              6,745,000
     General partners' equity                                                      2,387,000              2,339,000
     Other comprehensive income                                                      120,000                127,000
                                                                           -------------------   --------------------
     Total partners' equity                                                        9,388,000              9,211,000
                                                                           -------------------   --------------------
Total liabilities and partners' equity                                      $     10,053,000       $      9,721,000
                                                                           ===================   ====================

                            See accompanying notes.
                                       1

                       PUBLIC STORAGE PROPERTIES IV, LTD.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                      Six Months Ended
                                                                    June 30,                               June 30,
                                                     --------------------------------------  -----------------------------------
                                                            2006                2005               2006               2005
                                                     -----------------    -----------------  ----------------   ----------------
  REVENUES:

  Rental income                                      $     2,831,000      $     2,666,000    $     5,597,000    $     5,290,000
  Dividends from marketable securities of affiliate            8,000                8,000             16,000            188,000
  Other income                                                66,000               44,000            128,000             81,000
  Revenues from affiliate under
      performance agreement                                  297,000              273,000            587,000            537,000
                                                     -----------------    -----------------  ----------------   ----------------
                                                           3,202,000            2,991,000          6,328,000          6,096,000
                                                     -----------------    -----------------  ----------------   ----------------
  COSTS AND EXPENSES:

  Cost of operations                                         724,000              659,000          1,439,000          1,313,000
  Management fees paid to affiliate                          169,000              161,000            335,000            318,000
  Depreciation                                                99,000               79,000            192,000            182,000
  Administrative                                              41,000               37,000             84,000             69,000
                                                     -----------------    -----------------  ----------------   ----------------
                                                           1,033,000              936,000          2,050,000          1,882,000
                                                     -----------------    -----------------  ----------------   ----------------
  Net income before gain                                   2,169,000            2,055,000          4,278,000          4,214,000

  Gain on disposition of marketable securities of
    affiliate                                                      -                    -                  -         15,633,000
                                                     -----------------    -----------------  ----------------   ----------------
  NET INCOME:                                        $     2,169,000      $     2,055,000    $     4,278,000    $    19,847,000
                                                     =================    =================  ================   ================
  Limited partners' share of net income ($80.53
    per unit in 2006 and $331.85 per unit in 2005)                                           $     3,221,000    $    13,274,000

  General partners' share of net income                                                            1,057,000          6,573,000
                                                                                             ----------------   ----------------
                                                                                             $     4,278,000    $    19,847,000
                                                                                             ================   ================
  COMPREHENSIVE INCOME:

  Net income                                                                                 $     4,278,000    $    19,847,000
  Other comprehensive income:
     Change in unrealized gain on marketable
        equity securities of affiliate                                                                (7,000)           461,000
     Realized gain on disposition of marketable
        securities of affiliate                                                                            -        (15,633,000)
                                                                                             ----------------   ----------------
                                                                                               $   4,271,000      $   4,675,000
                                                                                             ================   ================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners'          Partners'           Income              Equity
                                              -----------------  -----------------  -----------------  -----------------
Balance at December 31, 2005                  $      6,745,000   $      2,339,000   $        127,000   $      9,211,000

Change in unrealized gain on marketable
  securities of affiliate                                    -                  -             (7,000)            (7,000)

Net income                                           3,221,000          1,057,000                  -          4,278,000

Cash distributions (Note 3)                         (3,040,000)        (1,054,000)                 -         (4,094,000)

Equity transfer                                        (45,000)            45,000                  -                  -
                                              -----------------  -----------------  -----------------  -----------------
Balance at June 30, 2006                      $      6,881,000   $      2,387,000   $        120,000   $      9,388,000
                                              =================  =================  =================  =================


                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                ---------------------------------
                                                                                    2006                2005
                                                                                ---------------     -------------
Cash flows from operating activities:

     Net income                                                                  $  4,278,000       $ 19,847,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 192,000            182,000
         (Increase) decrease in rent and other receivables                            (81,000)            15,000
         Increase in other assets                                                     (69,000)            (3,000)
         Gain on disposition of marketable securities of affiliate                          -        (15,633,000)
         Increase in accounts payable and accrued liabilities                         152,000            191,000
         Increase in deferred revenue                                                   3,000              7,000
                                                                                ---------------     -------------
              Total adjustments                                                       197,000        (15,241,000)
                                                                                ---------------     -------------
              Net cash provided by operating activities                             4,475,000          4,606,000
                                                                                ---------------     -------------
Cash flows from investing activities:

     Additions to real estate facilities                                             (203,000)           (42,000)
                                                                                ---------------     -------------
              Net cash used in investing activities                                  (203,000)           (42,000)
                                                                                ---------------     -------------
Cash flows from financing activities:

     Distributions paid to partners                                                (4,094,000)        (4,040,000)
                                                                                ---------------     -------------
              Net cash used in financing activities                                (4,094,000)        (4,040,000)
                                                                                ---------------     -------------
Net increase in cash and cash equivalents                                             178,000            524,000

Cash and cash equivalents at beginning of year                                      2,571,000          2,595,000
                                                                                ---------------     -------------
Cash and cash equivalents at end of period                                       $  2,749,000       $  3,119,000
                                                                                ===============     =============
Supplemental schedule of non-cash activities:
     Change in fair market value of marketable securities
         Marketable securities                                                   $      7,000       $   (461,000)
         Other comprehensive income                                              $     (7,000)      $    461,000


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Use of Estimates:
         -----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                  Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Television, yellow page, and other advertising expenditures totaled $126,000 and $248,000 for the three and six months ended June 30, 2006, respectively, compared to $112,000 and $204,000, respectively, for the same periods in 2005.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Cash and Cash Equivalents:
         --------------------------

                  For financial statement purposes, the Partnership considers all highly liquid financial instruments such as short-term treasury securities or investment grade short-term commercial paper to be cash equivalents.

         Marketable Securities:
         ----------------------

                  In accordance with the Financial Accounting Standards Board's Statement No. 130, "Recording Comprehensive Income," at each balance sheet date, the Partnership reflects its marketable securities at market value (based upon their closing price on the balance sheet date), with the difference between the market value and historical cost shown as "Other Comprehensive Income" in Partners' Equity. Adjustments to market value are reflected as "Change in Unrealized Gain (Loss) on Marketable Equity Securities" on the Statement of Comprehensive Income. When marketable securities are disposed of, comprehensive income is adjusted to reflect the change in market value through the disposition date. The realized gain is then reflected in net income, and as a reduction to Other Comprehensive Income.

                  In accordance with this policy, the Partnership has reflected adjustments to unrealized gains for the change in market price, reflecting a decrease in cumulative unrealized gains of $7,000 for the six months ended June 30, 2006, as compared to an increase in the cumulative unrealized gains of $461,000 for the six months ended June 30, 2005.

                  Marketable securities consist of 624 shares of common stock of Public Storage, Inc. and 12,412 depositary shares of Equity Stock, Series A, of Public Storage, Inc., at both June 30, 2006 and December 31, 2005. All of the Partnership's marketable securities for all periods have been designated as available-for-sale.

                  On March 31, 2005, the Partnership distributed substantially all of its holdings in Public Storage Inc., common stock on a pro-rata basis to unitholders of record as of January 1, 2005. As a result of this transaction, the Partnership recorded a realized gain of
         $15,633,000 during the first quarter of 2005, representing the difference between the closing market price on March 31, 2005 and the weighted average historical cost of the securities disposed. The limited and general partner's share of this distribution totaled approximately $16,123,000 ($403.08 per unit) and $5,591,000, respectively. The limited and general partners' share of the realized gain attributable to this transaction totaled approximately $10,102,000 ($252.55 per unit) and $5,531,000, respectively.

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at June 30, 2006.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualties," our evaluations have identified no such impairments at June 30, 2006.

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

         Deferred Revenue
         ----------------

                  Deferred revenue totaling $324,000 at June 30, 2006 ($321,000 for at December 31, 2005), consists of prepaid rents, which are recognized when earned.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of August 14, 2006, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to June 30, 2006, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. For the six months ended June 30, 2006, we paid distributions to the limited and general partners totaling $3,040,000 ($76.00 per unit) and $1,054,000, respectively. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other obligations.

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

                  The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended June 30, 2006 and 2005, the Partnership paid PSI $169,000 and $161,000, respectively, under this management agreement. For the six months ended June 30, 2006 and 2005, the partnership paid $335,000 and $318,000, respectively.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement in March 2001, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PSI in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Partnership recorded a total of $297,000 and $273,000 in revenue with respect to the Performance Agreement for the three months ended June 30, 2006 and 2005, respectively, and $587,000 and $537,000 for the six months ended June 30, 2006 and 2005, respectively.

                  The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in cost of operations in the accompanying condensed statements of income, amounted to $390,000 and $328,000 for the three months ended June 30, 2006 and 2005, respectively, and $771,000 and $637,000 for the six months ended June 30, 2006 and 2005, respectively.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  STOR-Re provides limited property and liability insurance coverage to the Partnership, PSI, and affiliates for losses occurring before April 1, 2004. STOR-Re was succeeded with respect to these activities for losses occurring after March 31, 2004 by a wholly owned subsidiary of PSI (collectively, this entity and STOR-Re are referred to as the "Captive Entities"). Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are reviewed quarterly.

         Other Activities with PSI
         -------------------------

                  A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our accompanying statements of income for these fees are $28,000 and $16,000 for the three months ended June 30, 2006 and 2005, respectively, and $55,000 and $32,000 for the six months ended June 30, 2006 and 2005, respectively.

                  A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary of PSI receives the revenues and bears the cost of the activities.

6.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003) (Superior
         --------------------------------------------------------------
         Court of California - Orange County)
         ------------------------------------


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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Brinkley  v. Public Storage, Inc. (filed April, 2005)
         -----------------------------------------------------
         (Superior Court of California - Los Angeles County)
         ---------------------------------------------------

                  The plaintiff is suing PSI on behalf of a purported class of California property managers who claim that they were not compensated for all hours worked. The Brinkley suit is based upon California wage and hour laws. The maximum potential liability cannot be estimated, but would be increased if a class or classes are certified or, if claims are permitted to be brought on behalf of others under the California
         Unfair Business Practices Act. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff is seeking certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for pay stub violations. PSI is vigorously contesting the claims and intends to resist any expansion beyond the named plaintiff on the grounds of lack of commonality of claims. PSI does not believe that this matter will have any material adverse effect on the results of operations of the Partnership.

         Simas v. Public Storage, Inc. (filed January, 2006)
         ---------------------------------------------------
         (Superior Court of California - Orange County)
         ----------------------------------------------

                  The plaintiff brings this action against PSI on behalf of a purported class who bought insurance coverage at Company's facilities alleging that PSI does not have a license to offer, sell and/or transact storage insurance. The action was brought under California Business and Professions Code Section 17200. PSI filed a demurrer to the complaint. While the demurrer was pending, Plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. PSI renewed its demurrer and moved to strike the national class allegations. The Court dismissed all the claims with leave to amend, except for the claim for unjust enrichment. Based on this ruling, the Court held that the motion to strike was moot. Plaintiff elected not to amend her complaint and is therefore only proceeding with the claim for unjust enrichment. PSI is vigorously contesting the claims upon which this lawsuit is based, including any efforts for class certification.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at June 30, 2006. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material, adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with generally accepted accounting principles in the United States, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending
litigation  could  result  in  such  potential  losses  becoming   probable  and
estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's condensed financial statements.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005:

         Our net income for the three months ended June 30, 2006 was $2,169,000 compared to $2,055,000 for the three months ended June 30, 2005, representing an increase of $114,000 or 6%.

         Rental income for the three months ended June 30, 2006 was $2,831,000 compared to $2,666,000 for the three months ended June 30, 2005, representing an increase of $165,000 or 6%. This increase is attributable to an increase in annualized realized rents per square foot at the Partnership's self-storage facilities. Weighted average occupancy levels at the self-storage facilities were 91% and 92% for the three months ended June 30, 2006 and 2005, respectively. Annualized realized rent per square foot for the three months ended June 30, 2006 increased to $15.29 per occupied square foot from $14.32 per occupied square foot for the three months ended June 30, 2005.

         Dividend income was $8,000 for the three months ended June 30, 2006 and 2005.

         Cost of operations  (including  management fees paid to affiliate - see
Note 5 to the condensed financial statements) for the three months ended June 30, 2006 was $893,000 compared to $820,000 for the three months ended June 30, 2005, representing an increase of $73,000 or 9% which was primarily the result of increases in advertising and promotions, property insurance, utilities and payroll expense.

         Depreciation expense was $99,000 for the three months ended June 30, 2006 compared to $79,000 for the same period in 2005, an increase of $20,000 or 25%.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005:

         Our net income for the three months ended June 30, 2006 was $4,278,000 compared to $19,847,000 for the six months ended June 30, 2005, representing a decrease of $15,569,000. Net income decreased primarily due to a gain on disposition of marketable securities of an affiliate totaling $15,633,000 for the six months ended June 30, 2005.

         Rental income for the six months ended June 30, 2006 was $5,597,000 compared to $5,290,000 for the six months ended June 30, 2005, representing an increase of $307,000 or 6%. This increase is attributable to an increase in annualized realized rents per square foot at the Partnership's self-storage facilities. Weighted average occupancy levels at the self-storage facilities were 91% for each of the six months ended June 30, 2006 and 2005. Annualized realized rent per square foot for the six months ended June 30, 2006 increased to $15.18 per occupied square foot from $14.26 per occupied square foot for the six months ended June 30, 2005.

         Dividend income for the six months ended June 30, 2006 was $16,000 compared to $188,000 for the six months ended June 30, 2005. During the first quarter of 2005, we distributed substantially all of our holdings of Public Storage, Inc. common stock to unitholders of record as of January 1, 2005. Accordingly, the Partnership's dividend income with respect to those securities that were distributed to unitholders ceased on April 1, 2005.

         Cost of operations  (including  management fees paid to affiliate - see
Note 5 to the condensed financial statements) for the six months ended June 30, 2006 was $1,774,000 compared to $1,631,000 for the six months ended June 30, 2005, representing an increase of $143,000 or 9% which was primarily the result of increases in advertising and promotions, repairs and maintenance, property taxes, utilities and management fees expense.

         Depreciation expense was $192,000 for the six months ended June 30, 2006 compared to $182,000 for the same period in 2005, an increase of $10,000 or 5%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($4,475,000 for the six months ended June 30, 2006) have been sufficient to meet all current obligations of the Partnership.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $3,040,000 ($76.00 per unit) and $1,054,000, respectively, for the six months ended June 30, 2006. Future distribution rates will be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the second quarter of 2006, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

The information set forth under the heading "Legal Proceedings" in Note 6 to our condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

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

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended June 30, 2006. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

ITEM 6.  EXHIBITS
         --------

Exhibits required by Item 601 of Regulation S-K are listed in the attached
Exhibit Index, and are filed herewith or incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DATED: August 14, 2006

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