Form 10-Q
period 2006-09-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2006-11-14
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2006

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

                                 [ ] Yes [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at November 13, 2006: 40,000

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                      INDEX

                                                                           Pages

PART I.  FINANCIAL INFORMATION (Item 3 not applicable)
         ---------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets at September 30, 2006
         and December 31, 2005                                                1

         Condensed Statements of Income and Comprehensive Income
         for the Three and Nine Months Ended September 30, 2006 and 2005      2

         Condensed Statement of Partners' Equity for the
         Nine Months Ended September 30, 2006                                 3

         Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 2006 and 2005                        4

         Notes to Condensed Financial Statements                           5-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    12-14

Item 4.  Controls and Procedures                                          14-15

PART II. OTHER INFORMATION (Items 2 - 5 not applicable)
         -----------------

Item 1.  Legal Proceedings                                                   16

Item 1A. Risk Factors                                                     16-18

Item 6.  Exhibits                                                            18

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                               September 30,          December 31,
                                                                                   2006                   2005
                                                                            ------------------    -------------------
                                                                              (Unaudited)

                                     ASSETS

Cash and cash equivalents                                                   $      3,241,000       $      2,571,000
Marketable securities of affiliate (cost of $259,000)                                394,000                386,000
Rent and other receivables                                                           142,000                167,000

Real estate facilities, at cost:
     Buildings and equipment                                                      19,330,000             18,973,000
     Land                                                                          5,021,000              5,021,000
                                                                            ------------------    -------------------
                                                                                  24,351,000             23,994,000

     Less accumulated depreciation                                               (17,768,000)           (17,480,000)
                                                                            ------------------    -------------------
                                                                                   6,583,000              6,514,000

Other assets                                                                         150,000                 83,000
                                                                            ------------------    -------------------
Total assets                                                                $     10,510,000       $      9,721,000
                                                                            ==================    ===================
                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued liabilities                                    $        556,000       $        189,000
Deferred revenue                                                                     292,000                321,000

Commitments and contingencies

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                          7,074,000              6,745,000
     General partners' equity                                                      2,453,000              2,339,000
     Other comprehensive income                                                      135,000                127,000
                                                                            ------------------    -------------------
     Total partners' equity                                                        9,662,000              9,211,000
                                                                            ------------------    -------------------
Total liabilities and partners' equity                                      $     10,510,000       $      9,721,000
                                                                            ==================    ===================

                            See accompanying notes.
                                       1

                       PUBLIC STORAGE PROPERTIES IV, LTD.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                      Nine Months Ended
                                                                 September 30,                           September 30,
                                                     --------------------------------------  -----------------------------------
                                                            2006                2005               2006               2005
                                                     ------------------  ------------------  -----------------  ----------------
  REVENUES:
  Rental income                                      $     2,905,000      $     2,708,000    $     8,502,000    $     7,998,000
  Dividends from marketable securities of affiliate           10,000                8,000             26,000            196,000
  Other income                                                74,000               45,000            202,000            126,000
  Revenues from affiliate under
      performance agreement                                  340,000              311,000            927,000            848,000
                                                     ------------------  ------------------  -----------------  ----------------
                                                           3,329,000            3,072,000          9,657,000          9,168,000
                                                     ------------------  ------------------  -----------------  ----------------
  COSTS AND EXPENSES:

  Cost of operations                                         718,000              651,000          2,157,000          1,964,000
  Management fees paid to affiliate                          174,000              162,000            509,000            480,000
  Depreciation                                                96,000               88,000            288,000            270,000
  Administrative                                              35,000               31,000            119,000            100,000
                                                     ------------------  ------------------  -----------------  ----------------
                                                           1,023,000              932,000          3,073,000          2,814,000
                                                     ------------------  ------------------  -----------------  ----------------
  Net income before gain                                   2,306,000            2,140,000          6,584,000          6,354,000

  Gain on disposition of marketable securities of
    affiliate                                                      -                    -                  -         15,633,000
                                                     ------------------  ------------------  -----------------  ----------------
  NET INCOME:                                        $     2,306,000      $     2,140,000    $     6,584,000    $    21,987,000
                                                     ==================  ==================  =================  ================
  Limited partners' share of net income ($124.98
    per unit in 2006 and $372.28 per unit in 2005)                                           $     4,999,000    $    14,891,000

  General partners' share of net income                                                            1,585,000          7,096,000
                                                                                             -----------------  ----------------
                                                                                             $     6,584,000    $    21,987,000
                                                                                             =================  ================
  COMPREHENSIVE INCOME:

  Net income                                                                                 $     6,584,000    $    21,987,000
  Other comprehensive income:
     Change in unrealized gain on marketable
        equity securities of affiliate                                                                 8,000            463,000
     Realized gain on disposition of marketable
        securities of affiliate                                                                            -        (15,633,000)
                                                                                             -----------------  ----------------
                                                                                             $     6,592,000    $     6,817,000
                                                                                             =================  ================

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)


                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners'          Partners'           Income              Equity
                                              -----------------  -----------------  -----------------  ------------------
Balance at December 31, 2005                  $      6,745,000   $      2,339,000   $        127,000   $      9,211,000

Change in unrealized gain on marketable
  securities of affiliate                                    -                  -              8,000              8,000


Net income                                           4,999,000          1,585,000                  -          6,584,000

Cash distributions (Note 3)                         (4,560,000)        (1,581,000)                 -         (6,141,000)

Equity transfer                                       (110,000)           110,000                  -                  -
                                              -----------------  -----------------  -----------------  ------------------
Balance at September 30, 2006                 $      7,074,000   $      2,453,000   $        135,000   $      9,662,000
                                              =================  =================  =================  ==================

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                 ---------------------------------
                                                                                     2006                2005
                                                                                 --------------     --------------
Cash flows from operating activities:

     Net income                                                                  $  6,584,000       $ 21,987,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 288,000            270,000
         Decrease in rent and other receivables                                        25,000             55,000
         Increase in other assets                                                     (67,000)            (8,000)
         Gain on disposition of marketable securities of affiliate                          -        (15,633,000)
         Increase in accounts payable and accrued liabilities                         367,000            283,000
         Decrease in deferred revenue                                                 (29,000)           (35,000)
                                                                                 --------------     --------------
              Total adjustments                                                       584,000        (15,068,000)
                                                                                 --------------     --------------
              Net cash provided by operating activities                             7,168,000          6,919,000

Cash flows from investing activities:

     Additions to real estate facilities                                             (357,000)           (70,000)
                                                                                 --------------     --------------
              Net cash used in investing activities                                  (357,000)           (70,000)
                                                                                 --------------     --------------
Cash flows from financing activities:

     Distributions paid to partners                                                (6,141,000)        (6,070,000)
                                                                                 --------------     --------------
              Net cash used in financing activities                                (6,141,000)        (6,070,000)
                                                                                 --------------     --------------
Net increase in cash and cash equivalents                                             670,000            779,000

Cash and cash equivalents at beginning of year                                      2,571,000          2,595,000
                                                                                 --------------     --------------
Cash and cash equivalents at end of period                                       $  3,241,000       $  3,374,000
                                                                                 ==============     ==============
Supplemental schedule of non-cash activities:
     Change in fair market value of marketable securities
         Marketable securities                                                   $     (8,000)      $   (463,000)
         Other comprehensive income                                              $      8,000       $    463,000

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Basis of Presentation:
         ----------------------

                  The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 2005.

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

                  Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Television, yellow page, and other advertising expenditures totaled $73,000 and $321,000 for the three and nine months ended September 30, 2006, respectively, compared to $89,000 and $293,000, respectively, for the same periods in 2005.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                  In accordance with this policy, the Partnership has reflected adjustments to unrealized gains for the change in market price, reflecting an increase in cumulative unrealized gains of $8,000 for the nine months ended September 30, 2006, as compared to an increase in the cumulative unrealized gains of $463,000 for the nine months ended September 30, 2005.

                  Marketable securities consist of 624 shares of common stock of Public Storage, Inc. and 12,412 depositary shares of Equity Stock, Series A, of Public Storage, Inc., at both September 30, 2006 and December 31, 2005. All of the Partnership's marketable securities for all periods have been designated as available-for-sale.

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

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at September 30, 2006.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualties," our evaluations have identified no such impairments at September 30, 2006.

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

                  During 2005, we recorded a casualty gain totaling $38,000 as a result of physical damage to our facilities caused by Hurricane Wilma, which occurred in the fourth quarter of 2005. This gain represents the excess of the insurance proceeds that we expect to receive of approximately $41,000 over the aggregate net book values of the assets damaged ($3,000). We have incurred approximately $130,000 in costs to repair damages to our facilities.

         Deferred Revenue
         ----------------

                  Deferred revenue totaling $292,000 at September 30, 2006 ($321,000 for at December 31, 2005), consists of prepaid rents, which are recognized when earned.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of November 13, 2006, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to September 30, 2006, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. For the nine months ended September 30, 2006, we paid distributions to the limited and general partners totaling $4,560,000 ($114.00 per unit) and $1,581,000, respectively. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other obligations.

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

                  The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended September 30, 2006 and 2005, the Partnership paid PSI $174,000

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         and $162,000, respectively, under this management agreement. For the nine months ended September 30, 2006 and 2005, the partnership paid $509,000 and $480,000, respectively.

                  The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

                  A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement in March 2001, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PSI in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Partnership recorded a total of $340,000 and $311,000 in revenue with respect to the Performance Agreement for the three months ended September 30, 2006 and 2005, respectively, and $927,000 and $848,000 for the nine months ended September 30, 2006 and 2005, respectively.

                  The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in cost of operations in the accompanying condensed statements of income, amounted to $329,000 and $284,000 for the three months ended September 30, 2006 and 2005, respectively, and $1,100,000 and $921,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

         Other Activities with PSI
         -------------------------

                  A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our accompanying statements of income for these fees are $27,000 and $16,000 for the three months ended September 30, 2006 and 2005, respectively, and $82,000 and $48,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

6.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public  Storage,  Inc.  (filed April 2003) (Superior Court of
         -----------------------------------------------------------------------
         California - Orange County)
         ---------------------------

                  The plaintiff in this case filed a suit against PSI on behalf of a putative class of renters who rented self-storage units from PSI Plaintiff alleges that PSI misrepresented the size of its storage units, has brought claims under California statutory and common law relating to consumer protection, fraud, unfair competition, and negligent misrepresentation, and is seeking monetary damages, restitution, and declaratory and injunctive relief.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Brinkley v. Public Storage, Inc. (filed April, 2005) (Superior Court of
         -----------------------------------------------------------------------
         California - Los Angeles County)
         --------------------------------

                  The plaintiff sued PSI on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. The maximum potential liability cannot presently be estimated. PSI intends to vigorously contest the substantive merits of the two remaining subclasses that were certified.

         Simas v. Public Storage, Inc. (filed January,  2006) (Superior Court of
         -----------------------------------------------------------------------
         California - Orange County)
         ---------------------------

                  The plaintiff brings this action against PSI on behalf of a purported class who bought insurance coverage at PSI's facilities alleging that PSI does not have a license to offer, sell and/or transact storage insurance. The action was brought under California
         Business and Professions Code Section 17200 and seeks retention, monetary damages and injunctive relief. PSI filed a demurrer to the complaint. While the demurrer was pending, Plaintiff amended the complaint to allege a national class and claims for unfair business practices, unjust enrichment, money had and received, and negligent and intentional misrepresentation. PSI renewed its demurrer and moved to strike the national class allegations. The Court dismissed all the claims with leave to amend, except for the claim for unjust enrichment. Based on this ruling, the Court held that the motion to strike was moot. Plaintiff elected not to amend her complaint and is therefore only proceeding with the claim for unjust enrichment. PSI is vigorously contesting the claims upon which this lawsuit is based, including any efforts for class certification.

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION  AND
         -------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at September 30, 2006. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material, adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005:

         Our net income for the three months ended September 30, 2006 was $2,306,000 compared to $2,140,000 for the three months ended September 30, 2005, representing an increase of $166,000 or 8%.

         Rental income for the three months ended September 30, 2006 was $2,905,000 compared to $2,708,000 for the three months ended September 30, 2005, representing an increase of $197,000 or 7%. This increase is attributable to an increase in annualized realized rents per square foot at the Partnership's self-storage facilities. Weighted average occupancy levels at the self-storage facilities were 90% and 91% for the three months ended September 30, 2006 and 2005, respectively. Annualized realized rent per square foot for the three months ended September 30, 2006 increased to $15.82 per occupied square foot from $14.65 per occupied square foot for the three months ended September 30, 2005.

         Dividend income was $10,000 and $8,000 for the three months ended September 30, 2006 and 2005, respectively.

         Cost of operations  (including  management fees paid to affiliate - see
Note 5 to the condensed financial statements) for the three months ended September 30, 2006 was $892,000 compared to $813,000 for the three months ended September 30, 2005, representing an increase of $79,000 or 10%,which was primarily the result of increases in repair and maintenance, property insurance, utilities and payroll expense partially offset by decreases in advertising and promotion expenses.

         Depreciation expense was $96,000 for the three months ended September 30, 2006 compared to $88,000 for the same period in 2005, an increase of $8,000 or 9%.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005:

         Our net income for the nine months ended September 30, 2006 was $6,584,000 compared to $21,987,000 for the nine months ended September 30, 2005, representing a decrease of $15,403,000. Net income decreased primarily due to a gain on disposition of marketable securities of an affiliate totaling $15,633,000 for the nine months ended September 30, 2005.

         Rental income for the nine months ended September 30, 2006 was $8,502,000 compared to $7,998,000 for the nine months ended September 30, 2005, representing an increase of $504,000 or 6%. This increase is attributable to an increase in annualized realized rents per square foot at the Partnership's self-storage facilities. Weighted average occupancy levels at the self-storage facilities were 91% for each of the nine months ended September 30, 2006 and 2005. Annualized realized rent per square foot for the nine months ended September 30, 2006 increased to $15.39 per occupied square foot from $14.43 per occupied square foot for the nine months ended September 30, 2005.

         Dividend income for the nine months ended September 30, 2006 was $26,000 compared to $196,000 for the nine months ended September 30, 2005. During the first quarter of 2005, we distributed substantially all of our holdings of Public Storage, Inc. common stock to unitholders of record as of January 1, 2005. Accordingly, the Partnership's dividend income with respect to those securities that were distributed to unitholders ceased on April 1, 2005.

         Cost of operations  (including  management fees paid to affiliate - see
Note 5 to the condensed financial statements) for the nine months ended September 30, 2006 was $2,666,000 compared to $2,444,000 for the nine months ended September 30, 2005, representing an increase of $222,000 or 9%, which was primarily the result of increases in advertising and promotions, repairs and maintenance, property taxes, utilities and management fees expenses.

         Depreciation expense was $288,000 for the nine months ended September 30, 2006 compared to $270,000 for the same period in 2005, an increase of $18,000 or 7%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($7,168,000 for the nine months ended September 30, 2006) have been sufficient to meet all current obligations of the Partnership.

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $4,560,000 ($114.00 per unit) and $1,581,000, respectively, for the nine months ended September 30, 2006. Future distribution rates will be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the third quarter of 2006, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

         THE PARTNERSHIP MAY BE SUBJECT TO ADDITIONAL RISKS AS A RESULT OF PUBLIC STORAGE'S MERGER WITH SHURGARD STORAGE CENTERS, INC.

         In August 2006, Public Storage completed the previously announced acquisition of Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that has interests in approximately 650 self-storage facilities located in the United States and Europe.

         No change in the financial interests of the Partnership occurred as a result of the Shurgard acquisition. However, because the self-storage facilities of the Partnership and Public Storage are managed by Public Storage, and the self-storage facilities owned by Shurgard are also being managed by Public Storage since completion of the merger, the merger could have the following potential negative impacts on the Partnership:

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

o Individual Partnership properties could experience a decrease in move-ins, reductions to rental rates, declines in occupancy rates, increases to promotional discounts, or other negative impacts to revenues in the short and/or long term due to the competitive impact of Public Storage commencing management of the former Shurgard facilities, particularly with respect to those facilities that are close to the Partnership's facilities.

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

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the nine months ended September 30, 2006. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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




                                  DATED: November 14, 2006

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