Form 10-K
period 2006-12-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2007-04-02
CIK 225775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006 or
                         ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                   to                  .
                               -----------------    -----------------

Commission File Number: 0-8908
                        ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
             (Exact name of Registrant as specified in its charter)

               California                                  95-3192402

     (State or other jurisdiction of                    (I.R.S. Employer
----------------------------------------             ----------------------
     incorporation or organization)                  Identification Number)

701 Western Avenue, Glendale, California                   91201-2349
----------------------------------------             ----------------------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 Yes [ ] No [ X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2006:

Limited Partner Units, $500.00 Par Value - $24,176,000 (computed on the basis of $1,600.00 per unit which was the highest reported sale price prior to the quarter ended June 30, 2006).

The number of units outstanding of the registrant's classes of common equity as of March 30, 2007:

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

         o Our investments consist of 17 self-storage facilities. All of these investments are in real estate or real estate entities holding real estate located in the United States. See "Self-storage Facilities" and Item 2 "Properties" for further information.

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

Operating Strategies
--------------------

         The Partnership's self-storage facilities are operated by PSI under the "Public Storage" brand name, which the Partnership believes is the most recognized name in the self-storage industry. The major elements of the Partnership's operating strategies are as follows:

         o Capitalize on "Public Storage's" name recognition. PSI has more than 20 years of operating experience in the self-storage business. PSI has informed the Partnership that it is the largest self-storage facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in directories in virtually all markets in which it operates. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a self-storage facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. The telephone reservation system supports rental activity at all of the Partnership's properties.

         o Maintain high occupancy levels and increase annual realized rents. Subject to market conditions, the Partnership generally seeks to maximize revenues through high average occupancy levels and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's self-storage facilities was 91% and 91% in 2006 and 2005, respectively. Annual realized rents per occupied square foot increased from $14.47 in 2005 to $15.37 in 2006. These amounts exclude the property operated pursuant to the management and performance agreement with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. See Note 5 to the Partnership's financial statements for additional information.

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

         o Professional property operation. There are approximately 6,000 persons who render services for the Public Storage system, primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PSI and other owners of properties operated by PSI.

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

Employees
---------

         There are approximately 82 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel. Some employees may be employed on a part-time basis and may be employed by other persons, Partnerships, REITs or other entities owning facilities operated by PSI.

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

         o     potential terrorist attacks;

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

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended December 31, 2006. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Property taxes can increase and cause a decline in yields on investments. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact our profitability.

         We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and the award of damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

         PUBLIC STORAGE'S ACQUISITION OF SHURGARD MAY SUBJECT THE PARTNERSHIP TO ADDITIONAL RISKS.

         In August 2006, Public Storage completed the acquisition of Shurgard Storage Centers, Inc. ("Shurgard"), a publicly held REIT that had interests in approximately 646 self-storage facilities located in the United States and Europe. The Shurgard merger did not change the financial interests of the Partnership. However, because the self-storage facilities of the Partnership and Public Storage are managed by Public Storage, together with the self-storage facilities previously owned by Shurgard, individual Partnership properties may experience a decrease in move-ins, reductions to rental rates, increases to promotional discounts, or other negative impacts to revenues in the short and/or long term due to the competitive impact of Public Storage management of the former Shurgard facilities, particularly with respect to those facilities that are close to the Partnership's facilities.

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

         DEVELOPMENTS IN CALIFORNIA MAY HAVE AN ADVERSE IMPACT ON OUR BUSINESS AND OPERATING RESULTS AND COULD DECREASE THE VALUE OF OUR ASSETS.

         All of the Partnership's properties are located in California. California is facing budgetary problems. Action that may be taken in response to these problems, such as an increase in property taxes on commercial properties, could adversely impact our business and results of operations. In addition, the Partnership could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

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

         OUR OWNERSHIP INTEREST IN STOR-RE MAY LOSE VALUE OR BECOME A LIABILITY.

         The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. STOR-Re provided limited property and liability insurance coverage to the Partnership, PSI, and affiliates of PSI for losses occurring prior to April 1, 2004. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate. Financial data with respect to STOR-Re is included in Note 5 to the Partnership's December 31, 2006 financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

         Not applicable.

ITEM 2.  PROPERTIES
         ----------

         The following table sets forth information as of December 31, 2006 about properties owned by the Partnership:

                                                                                                            Completion
         Location             Size of Parcel    Net Rentable Area   Number of Spaces   Date of Purchase         Date
--------------------------   ----------------  ------------------  -----------------  ----------------    ----------------
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



         The weighted average occupancy level for the self-storage facilities was 91% and 91% for 2005 and 2006, respectively.

         The Partnership does not have any agreements to buy or sell any real estate. The partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds.

         As of December 31, 2006, none of the properties were encumbered.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2006, there were approximately 959 unitholders of record.

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

         Reference is made to Item 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------


For the Year Ended December 31,              2006              2005             2004              2003              2002
------------------------------------   ----------------- ----------------  ---------------- ----------------  -----------------
Revenues                                $   12,819,000    $   12,271,000    $   12,210,000   $   11,672,000    $   11,165,000
Depreciation and amortization                  383,000           356,000           565,000          942,000           951,000
Casualty gain                                   31,000            38,000                 -                -                 -
Gain on disposition of marketable
     securities (1)                            134,000        15,633,000                 -                -                 -
Net income                                   8,862,000        24,190,000         8,233,000        7,537,000         7,311,000
Limited partners' share                      6,613,000        16,458,000         6,284,000        5,648,000         5,345,000
General partners' share                      2,249,000         7,732,000         1,949,000        1,889,000         1,966,000
Limited partners' per unit data (2)
     Net income                               $165.33           $411.45           $157.10          $141.20           $133.63
     Cash Distributions                       $162.00           $158.68           $140.00          $136.00           $142.00

As of December 31,
------------------------------------
Cash and cash equivalents               $    2,525,000    $    2,571,000    $    2,595,000   $    1,587,000    $      698,000
Total Assets                            $    9,725,000    $    9,721,000    $   31,000,000   $   25,526,000    $   21,012,000


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

         PSI is the largest owner and operator of self-storage facilities in the United States. All of PSI's facilities in the United States are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Market concentration establishes PSI as one of the dominant providers of self-storage space in most markets in which PSI operates and enables PSI to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most of PSI's competitors.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at December 31, 2006. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material, adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS
---------------------

         YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005:

         The Partnership's net income was $8,862,000 in 2006 compared to $24,190,000 in 2005, representing a decrease of $15,328,000. Net income decreased primarily due to a gain on disposition of marketable securities of an affiliate in 2005 totaling $15,633,000 and due to related dividend not received in 2006 (described below).

         Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) was $7,335,000 in 2006 compared to $7,092,000 in 2005, representing an increase of $243,000 or 3.4%. This increase is attributable to an increase in rental revenues, partially offset by an increase to cost of operations, at the Partnership's self-storage facilities.

         Rental income was  $11,294,000 in 2006 compared to $10,726,000 in 2005, representing an increase of $568,000 or 5.3%. The increase is attributable primarily to an increase in realized rent per occupied square foot occupancy at the Partnership's self-storage facilities. The weighted average occupancy levels at the self-storage facilities were 91% and 91% in 2006 and 2005, respectively. The annual realized rent per occupied square foot was $15.37 in 2006 compared to $14.47 in 2005. These amounts exclude the property operated pursuant to the management and performance agreement with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. See Note 5 to the Partnership's financial statements for additional information.

         On March 31, 2005, we distributed substantially all of the Public Storage common stock on a pro-rata basis to unitholders of record as of January 1, 2005. Accordingly, during the first quarter of 2005, we recognized a gain on disposition totaling $15,633,000, which represents the excess of the fair value (based upon a value of $56.94 per share for the Public Storage common stock on March 31, 2005) over the historical cost. The Partnership's dividend income with respect to those securities that were distributed to unitholders ceased on April 1, 2005. Dividend income from marketable securities of affiliate declined to $23,000 in 2006 from $203,000 in 2005. During the fourth quarter of 2006, we sold all remaining shares of Public Storage stock on the open market and recorded a gain of $134,000. See Note 2 to the Partnership's financial statements for additional information.

         Cost of operations (including management fees paid to an affiliate) increased $298,000 or 9.1% to $3,576,000 in 2006 from $3,278,000 in 2005. This increase is attributable primarily to increases in advertising and promotions, repairs and maintenance, property taxes, utilities and management fees expenses.

         Depreciation expense was $383,000 for the year ended December 31, 2006 compared to $356,000 for the same period in 2005, an increase of $27,000 or 7.6%. Administrative expense was $163,000 and $118,000 in 2006 and 2005, respectively, representing an increase of $45,000, or 38%. This increase is primarily attributable to a cost of $14,000 for termination of a contract as well as $25,000 in additional expenditures related to the hurricanes.

         Revenues from Affiliate under the Performance Agreement increased $108,000 or 9.7% to $1,225,000 in 2006 from $1,117,000 in 2005. These amounts include the net income before depreciation of the facility that has self-storage and containerized storage operations.

         During 2005, a casualty gain pertaining to the Hurricanes Katrina and Wilma, in the amount of $38,000 was recorded. In 2006, an additional casualty gain of $31,000 was recorded pertaining to these hurricanes. Please see Note 2 "Accounting for Casualties" to the Partnership's financials for further description.

         YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004:

         The Partnership's net income was $24,190,000 in 2005 compared to $8,233,000 in 2004, representing an increase of $15,957,000. Net income increased primarily due to a gain on disposition of marketable securities of an affiliate totaling $15,633,000 (described below).

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operating activities of $9,010,000 for the year ended December 31, 2006 were sufficient to meet all current obligations of the Partnership. During 2006, the Partnership incurred $722,000 of capital improvements compared to $322,000 in 2005 and $365,000 in 2004. The capital improvements in 2006 include approximately $322,000 related to repairing hurricane damage. For 2007, we have budgeted $161,000 for capital expenditures, including remaining amounts to restore our facilities from hurricane damage.

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

         At December 31, 2004, we held 381,980 shares of Public Storage common stock and 12,412 shares of Public Storage Equity Stock, Series A. On March 31, 2005, we distributed all but 624 shares of our holdings of Public Storage common stock on a pro-rata basis to unitholders. At December 31, 2005, we held 624 shares and 12,412 shares, respectively, of Public Storage, Inc.'s common stock and Equity Stock, Series A (marketable securities) with a fair value totaling $386,000 (cost of $259,000 at December 31, 2005) in Public Storage, Inc. In
December 2006, we sold all remaining marketable securities and recorded a realized gain of $134,000 in our statement of income for the year ended December 31, 2006.

         As a result of the distribution, dividends received by the Partnership declined to $23,000 in 2006, as compared to $203,000 in 2005 and $718,000 in
2004.

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

         We paid cash distributions during 2006 to the limited and general partners totaling $6,480,000 ($162.00 per unit) and $2,247,000, respectively. We paid distributions during 2005 to the limited and general partners totaling $6,347,000 ($158.68 per unit) and $2,201,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

         As of December 31, 2006, the Partnership had no outstanding debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement
Schedule in Item 15(a).

ITEM 9.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
         --------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
         Not applicable.

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the fourth quarter of 2006, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

     Name                               Positions with PSI
B. Wayne Hughes          Chairman of the Board
                         Chief Executive Officer, Vice Chairman of the Board and
Ronald L. Havner, Jr.      President
John Reyes               Senior Vice President and Chief Financial Officer
John S. Baumann          Senior Vice President and Chief Legal Officer
John E. Graul            Senior Vice President and President,
                           Self-storage Operations
Candace N. Krol          Senior Vice President of Human Resources
David F. Doll            Senior Vice President and President, Real Estate Group
Harvey Lenkin            Director
B. Wayne Hughes, Jr.     Director
Dann V. Angeloff         Director
William C. Baker         Director
John T. Evans            Director
Uri P. Harkham           Director
Gary E. Pruitt           Director
Daniel C. Staton         Director

         B. WAYNE HUGHES, age 73, has been a director of PSI since its organization in 1980. Mr. Hughes was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole
Chief Executive Officer. Mr. Hughes retired as Chief Executive Officer in November 2002 and remains Chairman of the Board. Mr. Hughes is currently engaged in the acquisition and operation of commercial properties in California. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., a member of PSI's Board.

         RONALD L. HAVNER, JR., age 49, has been the Vice-Chairman, Chief Executive Officer and a director of PSI since November 2002 and President since July 1, 2005. Mr. Havner joined PSI in 1986 and held a variety of senior management positions until his appointment as Vice-Chairman and Chief Executive Officer in 2002. Mr. Havner has been Chairman of PSI's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT) and a director of Union BanCal Corporation and Pac Van, Inc.

         DANN V. ANGELOFF, age 71, Chairman of the Nominating/Corporate Governance Committee and a member of the Compensation Committee, has been a director of PSI since its organization in 1980. Mr. Angeloff has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is currently the general partner and owner of a 20% interest in a limited partnership that in 1974 purchased a self-storage facility operated by PSI. He is a director of Bjurman, Barry Fund, Inc., Electronic Recyclers International, Nicholas/Applegate Fund, ReadyPac Foods, Retirement Capital Group and SoftBrands, Inc.

         WILLIAM C. BAKER, age 73, a member of Nominating/Corporate Governance Committee, became a director of PSI in November 1991. Mr. Baker was Chairman and Chief Executive Officer of Callaway Golf Company from August 2004 until August 2005. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies, which then operated the Santa Anita Racetrack. From April 1993 through May 1995, he was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, Mr. Baker was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, Mr. Baker was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. He is a director of La Quinta, Inc., California Pizza Kitchen, Javo Beverage Company and Callaway Golf Company.

         JOHN T. EVANS, age 68, Chairman of the Audit Committee and member of the Nominating/Corporate Governance Committee, became a director of PSI in August 2003. Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993. Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance. Mr. Evans is a director of Cara Operations Inc., Kubota Metal Corporation, and Vice-Chairman of Toronto East General Hospital. Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

         URI P. HARKHAM, age 58, a member of the Compensation Committee, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of Harkham Industries, which specializes in designing, manufacturing and marketing women's clothing under its four labels, Harkham, Hype, Jonathan Martin and Johnny Martin, since its organization in 1976. Since 1978, Mr. Harkham has been the Chief Executive Officer of Harkham Family Enterprises, a real estate firm specializing in buying and rebuilding retail and mixed use real estate throughout Southern California.

         B. WAYNE HUGHES, JR., age 47, became a director of PSI in January 1998. He was employed by PSI from 1989 to 2002, serving as Vice President - Acquisitions of PSI from 1992 to 2002. Mr. Hughes, Jr. is currently Vice President of American Commercial Equities, LLC and its affiliates, companies engaged in the acquisition and operation of commercial properties in California. He is the son of B. Wayne Hughes.

         HARVEY LENKIN, age 70, became a director of PSI in 1991. Mr. Lenkin retired as President and Chief Operating Officer of PSI in 2005, and was a consultant for Public Storage until July 1, 2006. Mr. Lenkin was employed by PSI or its predecessor for 27 years. He has been a director of PSI's affiliate, PS Business Parks, Inc., since March 1998 and was President of PSB from 1990 until March 1998. He is also a director of Paladin Realty Income Properties I, Inc. and a director of Huntington Memorial Hospital, Pasadena, California and a former member of the Executive Committee of the Board of Governors of NAREIT.

         GARY E. PRUITT, age 57, a member of the Audit Committee and of the Compensation Committee, became a director of PSI in August 2006 in connection with the merger of Shurgard Storage Centers, Inc. with PSI. Mr. Pruitt was previously a director of Shurgard. He is the Chief Executive Officer of Univar N.V., a chemical distribution company based in Bellevue, Washington with distribution centers in the United States, Canada and Europe. Mr. Pruitt joined Univar in 1978 and held a variety of senior management positions until his appointment as Chairman and Chief Executive Officer in 2002. He was a certified public accountant prior to joining Univar.

         DANIEL C. STATON, age 54, Chairman of the Compensation Committee and a member of the Audit Committee, became a director of PSI in March 1999 in connection with the merger of Storage Trust Realty, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 1999 and a Trustee of Storage Trust Realty from November 1994 until March 1999. He is Chairman of Staton Capital, an investment and venture capital company and the Co-Chief Executive Officer of PMGI (formerly Media General, Inc.), a print and electronic media company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999.

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

         The members of the PSI Audit Committee of the Board are: John T. Evans (Chairman), Daniel C. Staton, and Gary E. Pruitt. The Board of PSI has determined that Audit Committee members Daniel C. Staton and Gary E. Pruitt, each qualify as an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. The Board has further determined that Messrs. Abernethy and Staton are each independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         -------------------------------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------

         (a) At March 30, 2007, the following beneficially owned more than 5% of the Units:

          Title                           Name and Address                     Beneficial               Percent
        of Class                        of Beneficial Owners                   Ownership                of Class
----------------------     --------------------------------------------    -------------------      ----------------
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         The Partnership Agreement provides that the General Partners will be entitled to cash incentive distributions in an amount equal to (i) 8% of distributions of cash flow from operations until the distributions to all partners from all sources equal their capital contributions; thereafter, 25% of distributions of cash flow from operations, and (ii) 25% of distributions from net proceeds from sale and financing of the Partnership's properties remaining after distribution to all partners of any portion thereof required to cause distributions to partners from all sources to equal their capital contributions. During 1986, the partners received cumulative distributions equal to their capital contributions. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"). In addition to their distribution rights with respect to their general partner's interests, PSI and BWH Marinas own 11,365 and 5,892 Units, respectively. During 2006, PSI and BWH Marinas received $1,798,000 and $450,000 respectively, in cash distributions related to their general partner's ownership interests. As described above, the General Partners also hold Limited Partnership Units. Through these holdings, PSI and the Hughes Family, respectively, received $1,841,000 and $955,000 of cash distributions.

         The Partnership has a Management Agreement with PSI (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PSI a fee of 6% of the gross revenues of the self-storage facilities operated for the Partnership. For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI. During 2006, 2005 and 2004, the Partnership paid fees of $678,000, $643,000 and $619,000, respectively, to PSI pursuant to the Management Agreement.

         A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the
Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PSI in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the
Partnership's Statements of Income, is the net operating income before depreciation with respect to the Azusa Property. The Partnership recorded a total of $1,225,000, $1,117,000 and $1,066,000 in revenue with respect to the Performance Agreement for the years ended December 31, 2006, 2005 and 2004, respectively.

         In addition, the Partnership combines its insurance purchasing power with PSI through captive insurance entities controlled by PSI (see Note 5 to the Partnership's financial statements). The captive entities provide limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PSI also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of the captive entities' limitations. Premiums paid to the captive entities for the years ended December 31, 2006, 2005 and 2004 were $97,000, $77,000 and $138,000, respectively.

         The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in Cost of Operations, amounted to $1,563,000, $1,197,000, and $1,278,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

         Fees billed to the Partnership by Ernst & Young LLP for 2006 and 2005 as are follows:

         Audit Fees: Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership's annual financial statements and reviews of the quarterly financial statements included in the Partnership's quarterly reports on Form 10-Q totaled $18,000 for 2006 and $16,000 for 2005.

         Tax Fees: Tax fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $10,000 for 2006 and $10,000 for 2005.

         Audit-Related Fees and Other Fees: During 2006 and 2005 Ernst & Young LLP did not bill the Partnership for audit-related services or any other services, except audit services and tax services denoted above.

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

                                 PUBLIC STORAGE PROPERTIES IV, LTD.
                                 A California Limited Partnership
Dated:  March 30, 2007           By:    Public Storage, Inc., General Partner

                             By:   /s/ Ronald L. Havner, Jr.
                                   -------------------------
                                   Ronald L Havner, Jr., Vice Chairman of the
                                   Board, Chief Executive Officer and
                                   President of Public Storage, Inc.,
                                   Corporate General Partner

                             By:   /s/ B. Wayne Hughes
                                   -------------------------
                                   B. Wayne Hughes, General Partner and
                                   Chairman of the Board of Public Storage, Inc.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


                      Signature                                             Capacity                                   Date
----------------------------------------               --------------------------------------------------        -----------------
/s/ Ronald L. Havner, Jr.                              Vice Chairman of the Board, Chief Executive                March 30, 2007
---------------------------------------
Ronald L. Havner, Jr.                                  Officer and President of Public Storage, Inc.,
                                                       Corporate General Partner

/s/ B. Wayne Hughes                                    General Partner and Chairman of the Board of               March 30, 2007
---------------------------------------                Public Storage, Inc.
B. Wayne Hughes

/s/ John Reyes                                         Senior Vice President and Chief Financial Officer          March 30, 2007
---------------------------------------
John Reyes                                             of Public Storage, Inc. (principal financial
                                                       officer and principal accounting officer)

/s/ Harvey Lenkin                                      Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.                               Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
B. Wayne Hughes, Jr.

/s/ Dann V. Angeloff                                   Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Dann V. Angeloff

/s/ William Baker                                      Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
William C. Baker

/s/ John T. Evans                                      Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
John T. Evans

/s/ Uri P. Harkham                                     Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Uri P. Harkham

/s/ Gary E. Pruitt                                     Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Gary E. Pruitt

/s/ Daniel C. Staton                                   Director of Public Storage, Inc.                           March 30, 2007
---------------------------------------
Daniel C. Staton


                       PUBLIC STORAGE PROPERTIES IV, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))

                                                                        Page
                                                                  References
                                                                  ----------

Report of Independent Registered Public Accounting Firm                  F-1

Financial Statements and Schedule:

Balance Sheets as of December 31, 2006 and 2005                          F-2

For the years ended December 31, 2006, 2005 and 2004:

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

             Report of Independent Registered Public Accounting Firm




The Partners
Public Storage Properties IV, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties IV, Ltd. (the "Partnership") as of December 31, 2006 and 2005, and the related statements of income and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties IV, Ltd. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


March 28, 2007
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                                 BALANCE SHEETS
                           December 31, 2006 and 2005


                                                                                  2006                    2005
                                                                            ------------------      ------------------
                                ASSETS

Cash and cash equivalents                                                   $      2,525,000        $      2,571,000
Marketable securities of affiliate (cost of  $259,000 as of December
     31, 2005)                                                                             -                 386,000
Rent and other receivables                                                           197,000                 167,000

Real estate facilities:
     Building and equipment                                                       19,628,000              18,973,000
     Land                                                                          5,021,000               5,021,000
                                                                            ------------------      ------------------
                                                                                  24,649,000              23,994,000

     Less accumulated depreciation                                               (17,799,000)            (17,480,000)
                                                                            ------------------      ------------------
                                                                                   6,850,000               6,514,000

Other assets                                                                         153,000                  83,000
                                                                            ------------------      ------------------
Total assets                                                                $      9,725,000        $      9,721,000
                                                                            ==================      ==================

                   LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                            $        193,000        $        189,000
Deferred revenue                                                                     313,000                 321,000
                                                                            ------------------      ------------------
      Total liabilities                                                              506,000                 510,000

Commitments and contingencies (Note 8)

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units authorized,
         issued and outstanding                                                    6,845,000               6,745,000
     General partners' equity                                                      2,374,000               2,339,000
     Other comprehensive income                                                            -                 127,000
                                                                            ------------------      ------------------
     Total partners' equity                                                        9,219,000               9,211,000
                                                                            ------------------      ------------------
Total liabilities and partners' equity                                      $      9,725,000        $      9,721,000
                                                                            ==================      ==================


                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For the years ended December 31, 2006, 2005 and 2004


                                                                2006                2005                 2004
                                                           -----------------  ------------------   ------------------
REVENUES:
Rental income                                              $    11,294,000     $    10,726,000      $    10,325,000
Dividends from marketable securities of affiliate                   23,000             203,000              718,000
Revenues from affiliate under Performance Agreement
     (Note 5)                                                    1,225,000           1,117,000            1,066,000
Other income                                                       277,000             225,000              101,000
                                                           -----------------  ------------------   ------------------
                                                                12,819,000          12,271,000           12,210,000
                                                           -----------------  ------------------   ------------------
COSTS AND EXPENSES:

Cost of operations                                               2,898,000           2,635,000            2,695,000
Management fees paid to affiliate                                  678,000             643,000              619,000
Depreciation                                                       383,000             356,000              565,000
Administrative                                                     163,000             118,000               98,000
                                                           -----------------  ------------------   ------------------
                                                                 4,122,000           3,752,000            3,977,000
                                                           -----------------  ------------------   ------------------
  Net income before gain                                         8,697,000           8,519,000            8,233,000

Casualty gain                                                       31,000              38,000                    -
Gain on disposition of marketable securities of
     affiliate                                                     134,000          15,633,000                    -
                                                           -----------------  ------------------   ------------------
NET INCOME                                                 $     8,862,000     $    24,190,000      $     8,233,000
                                                           =================  ==================   ==================
Limited partners' share of net income ($165.33 per
     unit in 2006, $411.45 per unit in 2005 and
     $157.10 per unit in 2004)                             $     6,613,000     $    16,458,000      $     6,284,000

General partners' share of net income                            2,249,000           7,732,000            1,949,000
                                                           -----------------  ------------------   ------------------
                                                           $     8,862,000     $    24,190,000      $     8,233,000
                                                           =================  ==================   ==================

COMPREHENSIVE INCOME:
Net income                                                 $     8,862,000     $    24,190,000      $     8,233,000
Other Comprehensive Income:
     Change in unrealized gain on marketable equity
        securities of affiliate                                      7,000             456,000            4,699,000
     Realized gain on disposition of marketable
        securities of affiliate                                   (134,000)        (15,633,000)                   -
                                                           -----------------  ------------------   ------------------
                                                           $     8,735,000     $     9,013,000      $    12,932,000
                                                           =================  ==================   ==================

                            See accompanying notes.
                                      F-3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2006, 2005 and 2004


                                                                                        Other
                                                                                    Comprehensive     Total Partners'
                                            Limited Partners   General Partners        Income             Equity
                                            ------------------ -----------------  ------------------ --------------------

Balance at December 31, 2003                 $   10,740,000     $     3,725,000    $    10,605,000     $   25,070,000

Change in unrealized gain on marketable
     securities                                           -                   -          4,699,000          4,699,000

Net income                                        6,284,000           1,949,000                  -          8,233,000

Cash distributions                               (5,600,000)         (1,942,000)                 -         (7,542,000)

Equity transfer                                    (171,000)            171,000                  -                  -
                                            ------------------ -----------------  ------------------ --------------------
Balance at December 31, 2004                     11,253,000           3,903,000         15,304,000         30,460,000

Change in unrealized gain on marketable
     securities                                           -                   -            456,000            456,000

 Realized gain on disposition of
     marketable securities of affiliate                   -                   -        (15,633,000)       (15,633,000)

Net income                                       16,458,000           7,732,000                  -         24,190,000

Cash distributions                               (6,347,000)         (2,201,000)                 -         (8,548,000)

 Distribution of marketable securities
     of affiliate                               (16,123,000)         (5,591,000)                 -        (21,714,000)

Equity transfer                                   1,504,000          (1,504,000)                 -                  -
                                            ------------------ -----------------  ------------------ --------------------
Balance at December 31, 2005                      6,745,000           2,339,000            127,000          9,211,000

Change in unrealized gain on marketable
     securities                                           -                   -              7,000              7,000

Realized gain on disposition of
     marketable securities of affiliate                   -                   -           (134,000)          (134,000)

Net income                                        6,613,000           2,249,000                  -          8,862,000

Cash distributions                               (6,480,000)         (2,247,000)                 -         (8,727,000)

Equity transfer                                     (33,000)             33,000                  -                  -
                                            ------------------ -----------------  ------------------ --------------------
Balance at December 31, 2006                $     6,845,000     $     2,374,000    $             -    $     9,219,000
                                            ================== =================  ================== ====================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2006, 2005 and 2004


                                                                        2006               2005                2004
                                                                   ----------------- -----------------  ------------------
Cash flows from operating activities:
     Net income                                                    $     8,862,000    $    24,190,000    $     8,233,000

     Adjustments to reconcile net income to cash provided by operating activities:

         Depreciation and amortization                                     383,000            356,000            565,000
         Decrease in rent and other receivables                              4,000              2,000             66,000
         Increase in other assets                                          (70,000)            (1,000)           (33,000)
         Casualty gain                                                     (31,000)           (38,000)                 -
         Gain on disposition of marketable securities of
               affiliate                                                  (134,000)       (15,633,000)                 -
         Increase (decrease) in accounts payable and accrued
               liabilities                                                   4,000            (37,000)            56,000
         (Decrease) increase in deferred revenue                            (8,000)             7,000             28,000
                                                                   ----------------- -----------------  ------------------
         Total adjustments                                                 148,000        (15,344,000)           682,000
                                                                   ----------------- -----------------  ------------------
         Net cash provided by operating activities                       9,010,000          8,846,000          8,915,000
                                                                   ----------------- -----------------  ------------------
Cash flows from investing activities:
     Proceeds from disposition of marketable securities of
        affiliate                                                          393,000                  -                  -
     Additions to real estate facilities                                  (722,000)          (322,000)          (365,000)
                                                                   ----------------- -----------------  ------------------
         Net cash used in investing activities                            (329,000)          (322,000)          (365,000)
                                                                   ----------------- -----------------  ------------------
Cash flows from financing activities:
     Distributions paid to partners                                     (8,727,000)        (8,548,000)        (7,542,000)
                                                                   ----------------- -----------------  ------------------
         Net cash used in financing activities                          (8,727,000)        (8,548,000)        (7,542,000)
                                                                   ----------------- -----------------  ------------------
Net (decrease) increase in cash and cash equivalents                       (46,000)           (24,000)         1,008,000

Cash and cash equivalents at the beginning of the year                   2,571,000          2,595,000          1,587,000
                                                                   ----------------- -----------------  ------------------
Cash and cash equivalents at the end of the year                   $     2,525,000    $     2,571,000    $     2,595,000
                                                                   ================= =================  ==================
Supplemental schedule of non-cash investing and financing
 activities:

     Increase in fair value of marketable securities:
       Marketable securities                                       $        (7,000)   $      (456,000)   $    (4,699,000)
       Other comprehensive income                                            7,000            456,000          4,699,000
     Distribution of marketable securities of affiliate:
       Marketable securities                                                     -         21,714,000                  -
       Partners' equity                                                          -        (21,714,000)                 -
     Insurance receivable for hurricane damage                              34,000             41,000


                            See accompanying notes.
                                      F-5

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

              Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Included in cost of operations are television, yellow page, and other advertising expenditures totaling $513,000, $402,000 and $417,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

              In accordance with this policy, the Partnership has reflected adjustments to unrealized gains of $7,000, $456,000, and $4,699,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

              At December  31,  2005,  marketable  securities  consisted  of 624 shares of Public Storage, Inc. common stock and 12,412 depository shares of Equity Stock, Series A, of Public Storage, Inc. During December 2006, the Partnership sold all of it's marketable securities and recorded a realized gain of $134,000 in it's statement of income for the year ended December 31, 2006. All of the Partnership's marketable securities for all periods had been designated as available-for-sale.

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

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

              Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at December 31, 2006.

              We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualties," our evaluations have identified no such impairments at December 31, 2006.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

              During 2005, we recorded a casualty gain totaling $38,000 as a result of physical damage to our facilities caused by Hurricane Wilma, which occurred in the fourth quarter of 2005. This gain represented the excess of the insurance proceeds that we expected to receive of approximately $41,000 over the aggregate net book values of the assets damaged ($3,000). In 2006, we reevaluated the damage caused by the hurricane as well as the cost to repair this damage and any related insurance proceeds. Based on this reevaluation, we recorded an additional casualty gain of $31,000. This gain represents the excess of the additional insurance proceeds that we expect to receive of approximately $34,000 over the additional aggregate net book value of the assets damaged ($3,000).

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

         Income Taxes:
         -------------

              Public Storage Properties IV, Ltd. is treated as a partnership for Federal and State income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement. Accordingly no Federal income tax expense is recorded by the Partnership.

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

              As of March 30, 2007, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2006, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

              The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

              The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. During 2005, we paid cash distributions to the limited and

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

         general partners totaling $6,347,000 ($158.68 per unit) and $2,201,000, respectively. During 2006, we paid cash distributions to the limited and general partners totaling $6,480,000 ($162.00 per unit) and $2,247,000, respectively. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other obligations.

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

              The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For 2006, 2005 and 2004, the Partnership paid PSI $678,000, $643,000 and $619,000, respectively, under this management agreement.

              The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

              A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement in March 2001, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PSI in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Partnership recorded a total of $1,225,000, $1,117,000 and $1,066,000 in revenue with respect to the Performance Agreement for the years ended December 31, 2006, 2005 and 2004, respectively.

              The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

         allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in Cost of Operations, amounted to $1,563,000, $1,197,000, and $1,278,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

         Captive Insurance Activities with PSI
         -------------------------------------

              The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method, and has received no distributions during the three years ended December 31, 2006.

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

              The following table sets forth certain condensed consolidated financial information with respect to STOR-Re (representing 100% of this entity's operations and not the Partnership's pro-rata share):

                                                           2006          2005
                                                       ------------- -----------
                                                          (Amounts in thousands)
   For the year ended December 31,
   Net investment income...........................     $      890    $    663
   Loss and loss adjustment expense................         (1,053)        900
   Other expenses..................................           (234)       (349)
                                                       ------------- -----------
      Net income (loss)............................     $     (397)   $  1,214
                                                       ============= ===========
   At December 31,
   Total assets (primarily cash and other               $   27,772    $ 26,876
      investments).................................
   Liabilities for losses and loss adjustment               11,470      13,784
      expenses.....................................
   Other liabilities...............................          1,314         208
   Member's surplus................................         14,988      12,884

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

                  Premiums paid to the Captive Entities for the years ended December 31, 2006, 2005 and 2004 were $97,000, $77,000 and $138,000, respectively.

         Other Activities with PSI
         -------------------------

              A corporation that reinsures policies against losses to goods stored by tenants in PSI's storage facilities was purchased by PSI from Mr. Hughes and members of his family (the "Hughes Family") on December 31, 2001. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our income statement for these fees are $110,000, $108,000 and $65,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

              Taxable net income (unaudited) was $8,857,000, $8,583,000 and $8,341,000 for the years ended December 31, 2006, 2005 and 2004 respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation and capitalization methodologies.

7.       SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                           Three Months Ended
                                            -------------------------------------------------------------------------------
                                            March 31, 2006      June 30, 2006      September 30, 2006     December 31, 2006
                                            ------------------ ----------------   -------------------    ------------------
Rental Income                                $    2,766,000     $    2,831,000      $    2,905,000        $    2,792,000
 Cost of Operations (including
  management fees and depreciation)          $      974,000     $      992,000      $      988,000        $    1,005,000
Net Income (1)                               $    2,109,000     $    2,169,000      $    2,306,000        $    2,278,000
 Net Income Per Limited Partner Unit         $        39.53     $        41.00      $        44.45        $        40.35
Cash distributions                           $    2,047,000     $    2,047,000      $    2,047,000        $    2,586,000
Casualty gain                                $            -     $            -      $            -        $       31,000

                                                                           Three Months Ended
                                            -------------------------------------------------------------------------------
                                            March 31, 2005      June 30, 2005      September 30, 2005     December 31, 2005
                                            ------------------ ----------------   -------------------    ------------------
Rental Income                                $    2,624,000     $    2,666,000      $    2,708,000        $    2,728,000
 Cost of Operations(including management
  fees and depreciation)                     $      914,000     $      899,000      $      901,000        $      920,000
Net Income (1)                               $   17,792,000     $    2,055,000      $    2,140,000        $    2,203,000
 Net Income Per Limited Partner Unit         $       293.33     $        38.52      $        40.43        $        39.17
 Cash distributions                          $    2,084,000     $    1,993,000      $    1,993,000        $    2,478,000
Casualty gain                                $            -     $            -      $            -        $       38,000
Distribution of marketable securities        $   21,714,000     $            -      $            -        $            -


         (1) Net income includes gains on disposition of marketable securities totaling $134,000 and $15,633,000 during the years ended December 31, 2006 and 2005, respectively.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

8.       Commitments and Contingencies

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

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                      For the year ended December 31, 2006


                                     Initial Cost
                             --------------------------------
                                                                Costs Subsequent
                                             Building, Land      to construction
         Description             Land        Imp & Equipment      (Improvements)
--------------------------- --------------- -----------------  -----------------
    CALIFORNIA
Concord                         $349,000         $805,000          376,000
Tustin                           517,000          844,000          399,000
Pasadena                         379,000          496,000          291,000
Azusa                            501,000        1,093,000          362,000
Redlands                         227,000          771,000          393,000
Riverside                         51,000          595,000          349,000
Oakland                          177,000          650,000          372,000
Richmond                         225,000          639,000          405,000
Santa Clara                      633,000        1,156,000          594,000
San Carlos                       396,000          902,000          229,000
Sacramento/Howe                  194,000          666,000          328,000
Sacramento/West Capitol          100,000          719,000          547,000

    FLORIDA
Miami/Airport Expressway
                                 186,000          442,000          370,000
Miami/Cutler Ridge               525,000          901,000          179,000
Pembroke Park                    255,000          607,000          505,000
Ft. Lauderdale/I-95 &
   23rd Ave.                     243,000          611,000          513,000
Ft. Lauderdale/I-95 &
   Sunrise                       286,000          690,000          606,000
                            --------------- -----------------  -----------------
                              $5,244,000      $12,587,000        6,818,000
                            =============== =================  =================



                                        Gross Carrying Amount
                                         at December 31, 2006
                            ------------------------------------------------

                                             Building, Land                     Accumulated
         Description            Land         Imp & Equipment       Total        Depreciation   Date Completed
--------------------------- --------------  -----------------  -------------   --------------  --------------
    CALIFORNIA
Concord                         349,000        1,181,000         1,530,000        1,061,000         01/79
Tustin                          517,000        1,243,000         1,760,000        1,200,000         12/78
Pasadena                        379,000          787,000         1,166,000          717,000         11/79
Azusa                           501,000        1,455,000         1,956,000        1,367,000         11/78
Redlands                        227,000        1,164,000         1,391,000        1,027,000         02/79
Riverside                        51,000          945,000           995,000          917,000         05/79
Oakland                         177,000        1,022,000         1,199,000          958,000         04/79
Richmond                        225,000        1,043,000         1,269,000          991,000         03/79
Santa Clara                     633,000        1,750,000         2,383,000        1,491,000        6 & 7/79
San Carlos                      396,000        1,131,000         1,527,000        1,112,000         10/79
Sacramento/Howe                 194,000          994,000         1,188,000          960,000         08/79
Sacramento/West Capitol         100,000        1,266,000         1,366,000        1,035,000         06/79

    FLORIDA
Miami/Airport Expressway
                                186,000          812,000           998,000          731,000         01/79
Miami/Cutler Ridge              302,000        1,303,000         1,605,000        1,027,000         04/79
Pembroke Park                   255,000        1,112,000         1,367,000        1,025,000         07/79
Ft. Lauderdale/I-95 &
   23rd Ave.                    243,000        1,124,000         1,367,000          997,000         07/79
Ft. Lauderdale/I-95 &
   Sunrise                      286,000        1,296,000         1,582,000        1,183,000         10/79
                            --------------  -----------------  -------------   --------------
                              5,021,000       19,628,000        24,649,000       17,799,000
                            ==============  =================  =============   ==============


                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                                  2006               2005
                                            ----------------   -----------------
Investment in Real Estate
   Balance at the beginning of the year     $    23,994,000    $    23,759,000

   Disposition of real estate                       (67,000)           (87,000)
   Additions through capital expenditures           722,000            322,000
                                            ----------------   -----------------
Balance at the end of the year              $    24,649,000    $    23,994,000
                                            ================   =================

Accumulated Depreciation
   Balance at the beginning of the year     $    17,480,000    $    17,208,000

   Disposition of real estate                       (64,000)           (84,000)
   Additions charged to costs and expenses          383,000            356,000
                                            ----------------   -----------------
                                            $    17,799,000    $    17,480,000
                                            ================   =================

(a) The aggregate depreciable cost, prior to depreciation, of real estate (excluding land) for Federal income tax purposes is $18,334,000 (unaudited).