Form 10-Q
period 2007-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2007-05-15
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2007
                     --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-8908
                       ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

                    California                                95-3192402
    --------------------------------------- ------------------------------------
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                Identification Number)
     701 Western Avenue, Glendale, California                 91201-2349
    --------------------------------------- ------------------------------------
     (Address of principal executive offices)                 (Zip Code)

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

     [ ] Yes             [X] No


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at May 15, 2007: 40,000.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                      INDEX

                                                                         Pages
                                                                         -----
PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements (Unaudited)

              Condensed Balance Sheets at March 31, 2007
              and December 31, 2006                                          1

              Condensed Statements of Income and Comprehensive Income
              for the Three Months Ended March 31, 2007 and 2006             2

              Condensed Statement of Partners' Equity for the
              Three Months Ended March 31, 2007                              3

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2007 and 2006                     4

              Notes to Condensed Financial Statements                     5-10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations              11-13

Item 4.       Controls and Procedures                                       13

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                             14

Item 1A.      Risk Factors                                               14-16

Item 6.       Exhibits                                                      16

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                  March 31,            December 31,
                                                                                    2007                   2006
                                                                            -------------------- -------------------
                                                                                 (Unaudited)

                                                       ASSETS
                                                       ------

Cash and cash equivalents                                                   $      2,926,000       $      2,525,000
Rent and other receivables                                                           173,000                197,000

Real estate facilities, at cost:
     Buildings and equipment                                                      19,657,000             19,628,000
     Land                                                                          5,021,000              5,021,000
                                                                            -------------------- -------------------
                                                                                  24,678,000             24,649,000

     Less accumulated depreciation                                               (17,903,000)           (17,799,000)
                                                                            -------------------- -------------------
                                                                                   6,775,000              6,850,000

Other assets                                                                          78,000                153,000
                                                                            -------------------- -------------------

Total assets                                                                $      9,952,000       $      9,725,000
                                                                            ==================== ===================

                                          LIABILITIES AND PARTNERS' EQUITY
                                          --------------------------------

Accounts payable and accrued liabilities                                    $        334,000       $        193,000
Deferred revenue                                                                     319,000                313,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                          6,905,000              6,845,000
     General partners' equity                                                      2,394,000              2,374,000
                                                                            -------------------- -------------------

     Total partners' equity                                                        9,299,000              9,219,000
                                                                            -------------------- -------------------

Total liabilities and partners' equity                                      $      9,952,000       $      9,725,000
                                                                            ==================== ===================

                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                Three Months Ended
                                                                     March 31,
                                                       --------------------------------------
                                                               2007                2006
                                                       ------------------ -------------------

  REVENUES:

  Rental income                                        $     2,808,000    $     2,766,000
  Dividends from marketable securities of affiliate                  -              8,000
  Other income                                                  65,000             62,000
  Revenues from affiliate under
     performance agreement                                     302,000            290,000
                                                       ------------------ -------------------

                                                             3,175,000          3,126,000
                                                       ------------------ -------------------

  COSTS AND EXPENSES:

  Cost of operations                                           749,000            715,000
  Management fees paid to affiliate                            168,000            166,000
  Depreciation                                                 104,000             93,000
  Administrative                                                27,000             43,000
                                                       ------------------ -------------------

                                                             1,048,000          1,017,000
                                                       ------------------ -------------------

  NET INCOME                                          $      2,127,000   $      2,109,000
                                                       ================== ===================

  Limited partners' share of net income ($39.98 per
    unit in 2007 and $39.53 per unit in 2006)         $      1,599,000$         1,581,000

  General partners' share of net income                        528,000            528,000
                                                       ------------------ -------------------

                                                       $     2,127,000    $     2,109,000
                                                       ================== ===================

  COMPREHENSIVE INCOME:

  Net income                                           $     2,127,000    $     2,109,000
  Other comprehensive income:
     Change in unrealized gain on marketable equity
        securities of affiliate                                      -              3,000
                                                       ------------------ -------------------
                                                         $   2,127,000      $   2,112,000
                                                       ================== ===================

                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)




                                                   Limited            General        Total Partners'
                                                  Partners'          Partners'            Equity
                                              ------------------ ------------------ -----------------
Balance at December 31, 2006                  $      6,845,000   $      2,374,000   $      9,219,000

Net income                                           1,599,000            528,000          2,127,000

Cash distributions (Note 3)                         (1,520,000)          (527,000)        (2,047,000)

Equity transfer                                        (19,000)            19,000                  -
                                              ------------------ ------------------ -----------------

Balance at March 31, 2007                     $      6,905,000   $      2,394,000   $      9,299,000
                                              ================== ================== =================

                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                      2007               2006
                                                                                 ---------------- ----------------
Cash flows from operating activities:

     Net income                                                                  $  2,127,000       $  2,109,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 104,000             93,000
         Decrease in rent and other receivables                                        24,000             26,000
         Decrease in other assets                                                      75,000              8,000
         Increase in accounts payable and accrued liabilities                         141,000            143,000
         Increase in deferred revenue                                                   6,000              6,000
                                                                                 ---------------- ----------------
              Total adjustments                                                       350,000            276,000
                                                                                 ---------------- ----------------

              Net cash provided by operating activities                             2,477,000          2,385,000
                                                                                 ---------------- ----------------

Cash flows from investing activities:

     Additions to real estate facilities                                              (29,000)           (74,000)
                                                                                 ---------------- ----------------

              Net cash used in investing activities                                   (29,000)           (74,000)
                                                                                 ---------------- ----------------

Cash flows from financing activities:

     Distributions paid to partners                                                (2,047,000)        (2,047,000)
                                                                                 ---------------- ----------------

              Net cash used in financing activities                                (2,047,000)        (2,047,000)
                                                                                 ---------------- ----------------

Net increase in cash and cash equivalents                                             401,000            264,000

Cash and cash equivalents at beginning of year                                      2,525,000          2,571,000
                                                                                 ---------------- ----------------

Cash and cash equivalents at end of period                                       $  2,926,000       $  2,835,000
                                                                                 ================ ================

Supplemental schedule of non-cash activities:
     Change in fair market value of marketable securities
         Marketable securities                                                   $          -       $     (3,000)
         Other comprehensive income                                              $          -       $      3,000

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

         Cash and Cash Equivalents:
         --------------------------

               For financial statement purposes, the Partnership considers all highly liquid financial instruments, such as short-term treasury securities or investment grade short-term commercial paper to be cash equivalents.

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

               In accordance with this policy, the Partnership has reflected an adjustment to unrealized gains for the change in market price, representing an increase in unrealized gain of $3,000 for the three months ended March 31, 2006.

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

               Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at March 31, 2007.

               We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualties," our evaluations have identified no such impairments at March 31, 2007.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

               During 2005, we recorded a casualty gain totaling $38,000 as a result of physical damage to our facilities caused by Hurricane Wilma, which occurred in the fourth quarter of 2005. This gain represented the excess of the insurance proceeds that we expected to receive of approximately $41,000 over the aggregate net book values of the assets damaged ($3,000). In 2006, we reevaluated the damage caused by the hurricane as well as the cost to repair this damage and any related insurance proceeds. Based on this reevaluation, we recorded an additional casualty gain of $31,000. This gain represents the additional insurance proceeds that we expect to receive.

         Deferred Revenue:
         ----------------

               Deferred revenue totaling $319,000 at March 31, 2007 ($313,000 at December 31, 2006), consists of prepaid rents, which are recognized when earned.

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

         Income Taxes:
         -------------

               Public Storage Properties IV, Ltd. is treated as a partnership for Federal and state income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement. Accordingly no Federal or state income tax expense is recorded by the Partnership.

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

               As of  May  15,  2007,  there  have  been  no  recent  accounting
         pronouncements   and   guidance,   which   were   not   effective   for
         implementation prior to March 31, 2007, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

               The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

               The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. For each of the three months ended March 31, 2007 and 2006, we paid distributions to the limited and general partners totaling $1,520,000 ($38.00 per unit) and $527,000, respectively. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other obligations.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

               The Partnership has a Management Agreement with PSI pursuant to which PSI operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended March 31, 2007 and 2006, the Partnership paid PSI $168,000 and $166,000, respectively, under this management agreement.

               The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PSI.

               A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PSI. Following the commencement of the Performance Agreement in March 2001, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PSI in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Partnership recorded a total of $302,000 and $290,000 in revenue with respect to the Performance Agreement for the three months ended March 31, 2007 and 2006, respectively.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

               The Partnership's facilities, along with facilities owned by PSI and its affiliates, are managed and marketed jointly by PSI in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in Cost of operations on the condensed statements of income, amounted to $448,000 and $381,000 for the three months ended March 31, 2007 and 2006, respectively.

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

         Captive Insurance Activities with PSI
         -------------------------------------

               The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PSI. The Partnership accounts for its investment in STOR-Re, which is included in other assets, on the cost method.

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

         Other Activities with PSI
         -------------------------

               PSI owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PSI's storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our income statement for these fees are $28,000 and $27,000 for the three months ended March, 31, 2007 and 2006, respectively.

               A subsidiary of PSI sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary of PSI receives the revenues and bears the cost of the activities.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Serrao v. Public Storage, Inc. (filed April 2003) (Superior Court of
         --------------------------------------------------------------------
         California - Orange County)
         ---------------------------

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

         Brinkley  v. Public Storage, Inc. (filed April, 2005) (Superior Court
         ---------------------------------------------------------------------
         of California - Los Angeles County)
         -----------------------------------

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

OVERVIEW
--------

         The self-storage industry is highly fragmented and is composed predominantly of numerous local and regional operators. Competition in the markets in which we operate is significant and has increased over the past several years due to additional development of self-storage facilities. We believe that the increase in competition has had a negative impact to the Partnership's occupancy levels and rental rates in many markets. However, we believe that the Partnership's affiliation with Public Storage, Inc. ("PSI") provides several distinguishing characteristics that enable the Partnership to compete effectively with other owners and operators.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at March 31, 2007. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006:

         Our net income for the three months ended March 31, 2007 was $2,127,000 compared to $2,109,000 for the three months ended March 31, 2006, representing an increase of $18,000. Net income increased primarily due to an increase in rental income and revenues from our affiliate under the performance agreement, offset by an increase in cost of operations as described below.

         Rental income for the three months ended March 31, 2007 was $2,808,000 compared to $2,766,000 for the three months ended March 31, 2006, representing an increase of $42,000 or 1.5%. This increase is attributable to an increase in annualized realized rents per square foot at the Partnership's self-storage facilities offset partially by lower occupancies. Weighted average occupancy levels at the self-storage facilities were 90% for the three months ended March 31, 2007 and 91% for the three months ended March 31, 2006. Annualized realized rent per square foot for the three months ended March 31, 2007 increased to $15.38 per occupied square foot from $15.07 per occupied square foot for the three months ended March 31, 2006.

         Dividend income for the three months ended March 31, 2006 was $8,000. During the fourth quarter of 2006, we sold all remaining shares of Public Storage stock on the open market. Accordingly, the Partnership had no dividend income for the three months ended March 31, 2007.

         Cost of operations  (including  management fees paid to affiliate - see
Note 5 to the condensed financial statements) for the three months ended March 31, 2007 was $917,000 compared to $881,000 for the three months ended March 31, 2006, representing an increase of $36,000 which was primarily the result of increases in advertising, payroll, insurance and property tax expense, partially offset by a decrease in repairs and maintenance.

         Depreciation expense was $104,000 for the three months ended March 31, 2007 compared to $93,000 for the same period in 2006, an increase of $11,000 or 11.8%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($2,477,000 for the three months ended March 31, 2007) were sufficient to meet all current obligations of the Partnership. Capital improvements totaled $29,000 and $74,000 for the three months ended March 31, 2007 and 2006, respectively.

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

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. For each of the three months ended March 31, 2007 and 2006, we paid distributions to the limited and general partners totaling $1,520,000 ($38.00 per unit) and $527,000, respectively. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other obligations.

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

         At the end of the period covered by this report, Public Storage, Inc. carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage, Inc.'s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the first quarter of 2007, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

The information set forth under the heading "Legal Proceedings" in Note 6 to the Partnership's condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A. RISK FACTORS
         ------------

         In addition to the other information in our Form 10-Q and our Form 10-K for the year ended December 31, 2006, you should consider the following factors in evaluating the Partnership:

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

         o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a property difficult or unattractive; and

         o changes in tax, real estate and zoning laws; and

         o tenant claims.

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the quarter ended March 31, 2007. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse impact on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact one or more of our properties could significantly affect our ability to operate those properties and thereby impair our operating results. Further, we may not have insurance coverage for losses caused by a terrorist attack. Such insurance may not be available, or if it is available and we decide to obtain such terrorist coverage, the cost for the insurance may be significant in relationship to the risk overall. In addition, the adverse effects that such violent acts and threats of future attacks could have on the United States economy could similarly have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict, which could further impact our business and operating results.

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







                                         DATED: May 15, 2007

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