Form 10-Q
period 2007-09-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2007-11-13
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number 0-8908

                       PUBLIC STORAGE PROPERTIES IV, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               California                               95-3192402
-----------------------------------------         ----------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)
701 Western Avenue, Glendale, California                91201-2349
-----------------------------------------         ----------------------
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

                                 [ ] Yes [X] No

The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at November 13, 2007: 40,000.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                      INDEX

                                                                           Pages

PART I.  FINANCIAL INFORMATION (Item 3 not applicable)
         ---------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets at September 30, 2007
         and December 31, 2006                                                 1

         Condensed Statements of Income and Comprehensive Income
         for the Three and Nine Months Ended September 30, 2007 and 2006       2

         Condensed Statement of Partners' Equity for the
         Nine Months Ended September 30, 2007                                  3

         Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 2007 and 2006                         4

         Notes to Condensed Financial Statements                          5 - 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   11 - 13

Item 4.  Controls and Procedures                                              14

PART II. OTHER INFORMATION (Items 2 - 5 not applicable)
         -----------------

Item 1.  Legal Proceedings                                                    15

Item 1A. Risk Factors                                                         15

Item 6.  Exhibits                                                             15

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                September 30,          December 31,
                                                                    2007                   2006
                                                              ------------------      ------------------
                                                                 (Unaudited)

                                     ASSETS

Cash and cash equivalents                                      $        989,000       $      2,525,000
Rent and other receivables                                               72,000                197,000

Real estate facilities, at cost:
     Buildings and equipment                                         19,830,000             19,628,000
     Land                                                             5,021,000              5,021,000
                                                              ------------------      ------------------
                                                                     24,851,000             24,649,000
     Less accumulated depreciation                                  (18,114,000)           (17,799,000)
                                                              ------------------      ------------------
                                                                      6,737,000              6,850,000

Other assets                                                            135,000                153,000
                                                              ------------------      ------------------
Total assets                                                   $      7,933,000       $      9,725,000
                                                              ==================      ==================

                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued liabilities                       $        485,000       $        193,000
Deferred revenue                                                        271,000                313,000
                                                              ------------------      ------------------
         Total liabilities                                              756,000                506,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                             5,329,000              6,845,000
     General partners' equity                                         1,848,000              2,374,000
                                                              ------------------      ------------------
     Total partners' equity                                           7,177,000              9,219,000
                                                              ------------------      ------------------
Total liabilities and partners' equity                         $      7,933,000       $      9,725,000
                                                              ==================      ==================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
             CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                      Nine Months Ended
                                                                 September 30,                           September 30,
                                                     -------------------------------------  -------------------------------------
                                                            2007                2006               2007               2006
                                                     -----------------   -----------------  -----------------  ------------------
  REVENUES:

  Rental income                                      $     2,858,000      $     2,905,000    $     8,493,000    $     8,502,000
  Dividends from marketable securities of affiliate                -               10,000                  -             26,000
  Other income                                                57,000               74,000            197,000            202,000
  Revenues from affiliate under
      performance agreement                                  354,000              340,000            964,000            927,000
                                                     -----------------   -----------------  -----------------  ------------------
                                                           3,269,000            3,329,000          9,654,000          9,657,000
                                                     -----------------   -----------------  -----------------  ------------------
  COSTS AND EXPENSES:

  Cost of operations                                         725,000              718,000          2,222,000          2,157,000
  Management fees paid to affiliate                          171,000              174,000            509,000            509,000
  Depreciation                                               106,000               96,000            315,000            288,000
  Administrative                                              15,000               35,000             84,000            119,000
                                                     -----------------   -----------------  -----------------  ------------------
                                                           1,017,000            1,023,000          3,130,000          3,073,000
                                                     -----------------   -----------------  -----------------  ------------------
  NET INCOME:                                        $     2,252,000      $     2,306,000    $     6,524,000    $     6,584,000
                                                     =================   =================  =================  ==================

  Limited partners' share of net income              $     1,603,000      $     1,778,000    $     4,338,000    $     4,999,000
  General partners' share of net income                      649,000              528,000          2,186,000          1,585,000
                                                     -----------------   -----------------  -----------------  ------------------
                                                     $     2,252,000      $     2,306,000    $     6,524,000    $     6,584,000
                                                     =================   =================  =================  ==================
  COMPREHENSIVE INCOME:

  Net income                                         $     2,252,000      $     2,306,000    $     6,524,000    $     6,584,000
  Other comprehensive income:
     Change in unrealized gain on marketable
        equity securities of affiliate                             -               15,000                  -              8,000
                                                     -----------------   -----------------  -----------------  ------------------
                                                     $     2,252,000      $     2,321,000    $     6,524,000    $     6,592,000
                                                     =================   =================  =================  ==================
  Limited partners' share of net income per unit
     (40,000 units outstanding)                      $         40.08      $         44.45    $        108.45    $        124.98
                                                    =================   =================  =================  ==================

                            See accompanying notes.
                                      2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)




                                      Limited        General     Total Partners'
                                     Partners'      Partners'         Equity
                                 --------------- --------------  ---------------

Balance at December 31, 2006     $   6,845,000   $   2,374,000   $   9,219,000

Net income                           4,338,000       2,186,000       6,524,000

Cash distributions                  (6,360,000)     (2,206,000)     (8,566,000)

Equity transfer                        506,000        (506,000)              -
                                 --------------- --------------  ---------------
Balance at September 30, 2007    $   5,329,000   $   1,848,000   $   7,177,000
                                 =============== ==============  ===============

                            See accompanying notes.
                                      3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                 ---------------------------------
                                                                                      2007                2006
                                                                                 --------------     --------------
Cash flows from operating activities:
     Net income                                                                  $  6,524,000       $  6,584,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 315,000            288,000
         Decrease in rent and other receivables                                       125,000             25,000
         Decrease (increase) in other assets                                           18,000            (67,000)
         Increase in accounts payable and accrued liabilities                         292,000            367,000
         Decrease in deferred revenue                                                 (42,000)           (29,000)
                                                                                 --------------     --------------
              Total adjustments                                                       708,000            584,000
                                                                                 --------------     --------------
              Net cash provided by operating activities                             7,232,000          7,168,000

Cash flows from investing activities:

     Additions to real estate facilities                                             (202,000)          (357,000)
                                                                                 --------------     --------------
              Net cash used in investing activities                                  (202,000)          (357,000)
                                                                                 --------------     --------------
Cash flows from financing activities:

     Distributions paid to partners                                                (8,566,000)        (6,141,000)
                                                                                 --------------     --------------
              Net cash used in financing activities                                (8,566,000)        (6,141,000)
                                                                                 --------------     --------------
Net (decrease) increase in cash and cash equivalents                               (1,536,000)           670,000

Cash and cash equivalents at the beginning of the year                              2,525,000          2,571,000
                                                                                 --------------     --------------
Cash and cash equivalents at the end of  the period                              $    989,000       $  3,241,000
                                                                                 ==============     ==============
Supplemental schedule of non-cash activities:
     Change in fair market value of marketable securities
         Marketable securities                                                   $          -       $     (8,000)
         Other comprehensive income                                              $          -       $      8,000


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

                  In accordance with this policy, the Partnership has reflected an adjustment to unrealized gains for the change in market price, reflecting a decrease in cumulative unrealized gains of $8,000 for the nine months ended September 30, 2006.

         Real Estate Facilities and Evaluation of Asset Impairment:

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at September 30, 2007.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualties," our evaluations have identified no such impairments at September 30, 2007.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         Deferred Revenue:

                  Deferred revenue totaling $271,000 at September 30, 2007 ($313,000 at December 31, 2006), consists of prepaid rents, which are recognized when earned.

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

         Recent Accounting Pronouncements and Guidance:

                  As of November 13, 2007, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to September 30, 2007, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. For the three months ended September 30, 2007, we paid distributions to the limited and general partners totaling $1,880,000 ($47.00 per unit) and $652,000, respectively. For the nine months ended

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         September 30, 2007, we paid distributions to the limited and general partners totaling $6,360,000 ($159.00 per unit) and $2,206,000, respectively. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other obligations.

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

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates

                  The Partnership has a Management Agreement with PS pursuant to which PS operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended September 30, 2007 and 2006, the Partnership paid PS $171,000 and $174,000, respectively, under this management agreement. For each of the nine months ended September 30, 2007 and 2006, the partnership paid $509,000.

                  The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or nine months notice by PS.

                  A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PS. Following the commencement of the Performance Agreement in March 2001, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PS in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Partnership recorded a total of $354,000 and $340,000 in revenue with respect to the Performance Agreement for the three months ended September 30, 2007 and 2006, respectively, and $964,000 and $927,000 for the nine months ended September 30, 2007 and 2006, respectively.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                  The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in cost of operations in the accompanying condensed statements of income, amounted to $327,000 and $370,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,213,000 and $1,141,000 for the nine months ended September 30, 2007 and 2006, respectively.

         Ownership Interest by the General Partners

                  In addition to the general  partnership  interests outlined in
         Note 4, PS owns 11,365 Limited Partnership Units ("Units"), as to which PS has sole voting and dispositive power.

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

         Other Activities with PS

                  PS owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS's storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         fee from this corporation in return for providing tenant listings. This fee is based on number of spaces the Partnership has to rent. Included in other income on our accompanying condensed statements of income for these fees are $28,000 and $27,000 for the three months ended September 30, 2007 and 2006, respectively, and $83,000 and $82,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

                  Based upon the  uncertainty  inherent  in any  putative  class action, PS cannot presently determine the potential damages, if any, or the ultimate outcome of this litigation. On November 3, 2003, the court granted PS' motion to strike the plaintiff's nationwide class allegations and to limit any putative class to California residents only. In August 2005, PS filed a motion to remove the case to federal court, but the case has been remanded to the Superior Court. PS is vigorously contesting the claims upon which this lawsuit is based, including class certification efforts.

         Brinkley v. Public Storage,  Inc. (filed April 2005) (Superior Court of
         -----------------------------------------------------------------------
         California - Los Angeles County)
         --------------------------------

                  The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, PS filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted PS' summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff only. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling.

         Other Items

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

CRITICAL ACCOUNTING POLICIES

         IMPAIRMENT OF REAL ESTATE

         On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at September 30, 2007. However, future events, or facts and circumstances that currently exist that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material, adverse impact on our financial condition and results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006:

         Our net income for the three months ended September 30, 2007 was $2,252,000 compared to $2,306,000 for the three months ended September 30, 2006, representing a decrease of $54,000 or 2.3%.

         Rental income for the three months ended September 30, 2007 was $2,858,000 compared to $2,905,000 for the three months ended September 30, 2006, representing a decrease of $47,000 or 1.6%. Rental income increased slightly due to an increase in annualized realized rent per square foot to $15.88 per occupied square foot for the three months ended September 30, 2007, compared to $15.82 per occupied square foot for the same period in 2006, which was mostly offset by a decrease in weighted average occupancy of 88% for the three months ended September 30, 2007, compared to 90% for the same period in 2006.

         Dividend income was $10,000 for the three months ended September 30, 2006. During the fourth quarter of 2006, we sold all remaining shares of Public Storage stock on the open market. Accordingly, the Partnership had no dividend income for the three months ended September 30, 2007.

         Cost of operations  (including  management fees paid to affiliate - see
Note 5 to the condensed financial statements) for the three months ended September 30, 2007 was $896,000 compared to $892,000 for the three months ended September 30, 2006, representing a slight increase of $4,000, which was primarily the result of increases in advertising and promotion and property tax expense, partially offset by reductions in repairs and maintenance expense.

         Depreciation expense was $106,000 for the three months ended September 30, 2007 compared to $96,000 for the same period in 2006, an increase of $10,000 or 10.4% due to depreciation of additional capital expenditures.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006:

         Our net income for the nine months ended September 30, 2007 was $6,524,000 compared to $6,584,000 for the nine months ended September 30, 2006, representing a decrease of $60,000 or 1%.

         Rental income for the nine months ended September 30, 2007 was $8,493,000 compared to $8,502,000 for the nine months ended September 30, 2006, representing a decrease of $9,000. Rental income remained flat as the decrease in weighted average occupancy of 89% for the nine months ended September 30, 2007, compared to 91% for the same period in 2006 was mostly offset by an increase in annualized realized rent per square foot to $15.57 per occupied square foot for the nine months ended September 30, 2007, compared to $15.39 per occupied square foot for the same period in 2006.

         Dividend income for the nine months ended September 30, 2006 was $26,000. During the fourth quarter of 2006, we sold all our remaining shares of Public Storage stock on the open market. Accordingly, the Partnership had no dividend income for the nine months ended September 30, 2007.

         Cost of operations  (including  management fees paid to affiliate - see
Note 5 to the condensed financial statements) for the nine months ended September 30, 2007 was $2,731,000 compared to $2,666,000 for the nine months ended September 30, 2006, representing an increase of $65,000 or 2.4%, which was primarily the result of increases in advertising and promotion and property tax expense offset by a decrease in repair and maintenance expense.

         Depreciation expense was $315,000 for the nine months ended September 30, 2007 compared to $288,000 for the same period in 2006, an increase of $27,000 or 9.4%.

LIQUIDITY AND CAPITAL RESOURCES

         Cash generated from operations ($7,232,000 for the nine months ended September 30, 2007) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $202,000 and $357,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,888,000 ($47.00 per unit) and $652,000, respectively, for the three months ended September 30, 2007. We paid distributions to the limited and general partners totaling $6,360,000 ($159.00 per unit) and $2,206,000, respectively, for the nine months ended September 30, 2007. During 2007, we have paid more in distributions than what was generated from operating activities less capital expenditures. This was done to reduce excess cash reserves. Future distribution rates will be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations. As a result, we expect future distributions to be less than the amounts paid during 2007.

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

         At the end of the period covered by this report, Public Storage carried out an evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective. During the third quarter of 2007, there were no significant changes in the Partnership's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The information set forth under the heading "Legal Proceedings" in Note 6 to our condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A. RISK FACTORS

         As of September 30, 2007, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10K for the year ended December 31, 2006.

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







                                     DATED: November 13, 2007

                                     PUBLIC STORAGE PROPERTIES IV, LTD.

                                     BY:  Public Storage
                                          General Partner

                                          BY:   /s/ John Reyes
                                                -------------------------
                                                John Reyes
                                                Senior Vice President and
                                                Chief Financial Officer

Exhibit No.                      Exhibit Index
----------  --------------------------------------------------------------------


31.1        Rule  13a-14(a)/15d-14(a)  Certification of Chief Executive Officer.
            Filed herewith.

31.2        Rule  13a-14(a)/15d-14(a)  Certification of Chief Financial Officer.
            Filed herewith.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. Filed herewith.