Form 10-Q
period 2008-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2008-08-14
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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


The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at August 13, 2008: 40,000.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                      INDEX

                                                                         Pages

PART I.    FINANCIAL INFORMATION (Item 3 not applicable)
           ---------------------

Item 1.    Financial Statements (Unaudited)

           Condensed Balance Sheets at June 30, 2008
           and December 31, 2007                                            1

           Condensed Statements of Income
           for the Three and Six Months Ended June 30, 2008 and 2007        2

           Condensed Statement of Partners' Equity for the
           Six Months Ended June 30, 2008                                   3

           Condensed Statements of Cash Flows for the
           Six Months Ended June 30, 2008 and 2007                          4

           Notes to Condensed Financial Statements                     5 - 10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              11 - 14

Item 4.    Controls and Procedures                                         15

PART II.   OTHER INFORMATION (Items 2 - 5 not applicable)
           -----------------

Item 1.    Legal Proceedings                                               16

Item 1A.   Risk Factors                                               16 - 19

Item 6.    Exhibits                                                        19

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                        June 30,             December 31,
                                                                          2008                   2007
                                                                     -----------------     -----------------
                                                                       (Unaudited)
                                     ASSETS

Cash and cash equivalents                                            $      1,181,000       $       787,000
Rent and other receivables                                                     68,000                85,000

Real estate facilities, at cost:
     Buildings and equipment                                               20,126,000            19,939,000
     Land                                                                   5,021,000             5,021,000
                                                                     -----------------     -----------------
                                                                           25,147,000            24,960,000

     Less accumulated depreciation                                        (18,422,000)          (18,220,000)
                                                                     -----------------     -----------------
                                                                            6,725,000             6,740,000

Other assets                                                                  116,000               140,000
                                                                     -----------------     -----------------
Total assets                                                         $      8,090,000       $     7,752,000
                                                                     =================     =================
                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued liabilities                             $        398,000       $       173,000
Deferred revenue                                                              304,000               325,000
                                                                     -----------------     -----------------
         Total liabilities                                                    702,000               498,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                   5,486,000             5,386,000
     General partners' equity                                               1,902,000             1,868,000
                                                                     -----------------     -----------------
     Total partners' equity                                                 7,388,000             7,254,000
                                                                     -----------------     -----------------
Total liabilities and partners' equity                               $      8,090,000       $     7,752,000
                                                                     =================     =================

                            See accompanying notes.
                                       1

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                           June 30,
                                                     ---------------------------------   -------------------------------
                                                          2008               2007             2008             2007
                                                     --------------     --------------   --------------   --------------
  REVENUES:
  Rental income                                      $   2,895,000      $   2,827,000    $   5,699,000    $   5,635,000
  Other income                                              67,000             75,000          165,000          140,000
  Revenues from affiliate under
      performance agreement                                321,000            308,000          635,000          610,000
                                                     --------------     --------------   --------------   --------------
                                                         3,283,000          3,210,000        6,499,000        6,385,000
                                                     --------------     --------------   --------------   --------------
  COSTS AND EXPENSES:

  Cost of operations                                       755,000            748,000        1,495,000        1,497,000
  Management fees paid to affiliate                        173,000            170,000          341,000          338,000
  Depreciation                                             106,000            105,000          202,000          209,000
  Administrative                                            43,000             42,000           71,000           69,000
                                                     --------------     --------------   --------------   --------------
                                                         1,077,000          1,065,000        2,109,000        2,113,000
                                                     --------------     --------------   --------------   --------------
  NET INCOME                                         $   2,206,000      $   2,145,000    $   4,390,000    $   4,272,000
                                                     ==============     ==============   ==============   ==============
  Limited partners' share of net income              $   1,651,000      $   1,136,000    $   3,293,000    $   2,735,000
  General partners' share of net income                    555,000          1,009,000        1,097,000        1,537,000
                                                     --------------     --------------   --------------   --------------
                                                     $   2,206,000      $   2,145,000    $   4,390,000    $   4,272,000
                                                     ==============     ==============   ==============   ==============
  Limited partners' share of net income per unit
     (40,000 units outstanding)                      $       41.28      $       28.40    $       82.33    $       68.38
                                                     ==============     ==============   ==============   ==============

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)




                                  Limited           General      Total Partners'
                                 Partners'         Partners'         Equity
                               ---------------  ---------------  ---------------
Balance at December 31, 2007   $    5,386,000   $    1,868,000   $   7,254,000

Net income                          3,293,000        1,097,000       4,390,000

Cash distributions                 (3,160,000)      (1,096,000)     (4,256,000)

Equity transfer                       (33,000)          33,000              -
                               ---------------  ---------------  ---------------
Balance at June 30, 2008       $    5,486,000   $    1,902,000   $   7,388,000
                               ===============  ===============  ===============

                            See accompanying notes.
                                       3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                 ---------------------------------
                                                                                     2008               2007
                                                                                 -------------      --------------
Cash flows from operating activities:

     Net income                                                                  $  4,390,000       $  4,272,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                                 202,000            209,000
         Decrease in rent and other receivables                                        17,000            124,000
         Decrease in other assets                                                      24,000             16,000
         Increase in accounts payable and accrued liabilities                         225,000            218,000
         (Decrease) increase in deferred revenue                                      (21,000)             7,000
                                                                                 -------------      --------------
              Total adjustments                                                       447,000            574,000
                                                                                 -------------      --------------
              Net cash provided by operating activities                             4,837,000          4,846,000
                                                                                 -------------      --------------
Cash flows from investing activities:

     Additions to real estate facilities                                             (187,000)          (142,000)
                                                                                 -------------      --------------
              Net cash used in investing activities                                  (187,000)          (142,000)
                                                                                 -------------      --------------
Cash flows from financing activities:

     Distributions paid to partners                                                (4,256,000)        (6,034,000)
                                                                                 -------------      --------------
              Net cash used in financing activities                                (4,256,000)        (6,034,000)
                                                                                 -------------      --------------
Net increase (decrease) in cash and cash equivalents                                  394,000         (1,330,000)

Cash and cash equivalents at beginning of the period                                  787,000          2,525,000
                                                                                 -------------      --------------
Cash and cash equivalents at end of the period                                   $  1,181,000       $  1,195,000
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

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                   Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at June 30, 2008.

                   We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value of the asset, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at June 30, 2008.

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

         Deferred Revenue:
         -----------------

                   Deferred revenue totaling $304,000 at June 30, 2008 and $325,000 at December 31, 2007, consists of prepaid rents, which are recognized when earned.

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

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                   As of August 13, 2008, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to June 30, 2008, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                   The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                   The  Partnership  Agreement  requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. During the three months ended June 30, 2008, we paid distributions to the limited and general partners totaling $1,600,000 ($40.00 per unit) and $555,000, respectively. During the six months ended June 30, 2008, we paid distributions to the limited and general partners totaling $3,160,000 ($79.00 per unit) and $1,096,000, respectively. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other obligations.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

                   The Partnership has a Management Agreement with PS pursuant to which PS operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended June 30, 2008 and 2007, the Partnership paid PS $173,000 and $170,000, respectively, under this Management Agreement. For the six months ended June 30, 2008 and 2007, the Partnership paid PS $341,000 and $338,000, respectively, under this Management Agreement.

                   The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

                   A real estate facility owned by the  Partnership  (the "Azusa
         Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PS. Following the commencement of the Performance Agreement in March 2001, the facility was modified to include self-storage and industrial space, with the cost of these improvements entirely funded by PSPUD. The industrial space was constructed for use in PSPUD's containerized storage operations. Under the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PS in the market in which this facility is located (the "Guaranteed Amounts"). Where the net operating income earned by the Azusa Property is less than these Guaranteed Amounts, PSPUD supplements the Partnership's income. Where the amount earned by the Azusa Property exceeds the Guaranteed Amounts, the excess is remitted to PSPUD. The costs of all capital improvements with respect to the Azusa Property are funded by PSPUD. Included in the line item "Revenues from Affiliate under Performance Agreement" on the Partnership's Statements of Income, is the pre-depreciation net operating income with respect to the Azusa Property. The Partnership recorded a total of $321,000 and $308,000 in revenue with respect to the Performance Agreement for the three months ended June 30, 2008 and 2007, respectively, and $635,000 and $610,000 for the six months ended June 30, 2008 and 2007, respectively.

                   The Partnership's facilities,  along with facilities owned by
         PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in cost of operations in the accompanying condensed statements of income, amounted to $414,000 and $438,000 for the three months ended June 30, 2008 and 2007, respectively, and $780,000 and $886,000 for the six months ended June 30, 2008 and 2007, respectively.

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

                   Hughes and members of his family (the "Hughes Family") own 6,198 Units. Hughes owns 5,892 Units, as to which Hughes has sole

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         Captive Insurance Activities with PS
         ------------------------------------

                   The Partnership has a 1.7% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets on the accompanying condensed balance sheets, on the cost method, and has received no distributions during the six months ended June 30, 2008.

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

         Other Activities with PS
         ------------------------

                   PS owns a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS' storage facilities. This corporation receives the premiums and bears the risks associated with the re-insurance. The Partnership receives an access fee from this corporation in return for providing tenant listings. This fee is based on the number of spaces the Partnership has to rent. Included in other income on our accompanying statements of income for these fees are $58,000 and $27,000 for the three months ended June 30, 2008 and 2007, respectively, and $116,000 and $55,000 for the six months ended June 30, 2008 and 2007, respectively.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

CRITICAL ACCOUNTING POLICIES
----------------------------

         IMPAIRMENT OF REAL ESTATE

         Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment requires determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at June 30, 2008. However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES

         We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with U.S. generally accepted accounting principles, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's June 30, 2008 condensed financial statements.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007:

         The Partnership's net income for the three months ended June 30, 2008 was $2,206,000 compared to $2,145,000 for the three months ended June 30, 2007, representing an increase of $61,000 or 2.8%.

         Rental income for the three months ended June 30, 2008 was $2,895,000 compared to $2,827,000 for the three months ended June 30, 2007, representing an increase of $68,000 or 2.4%. The increase in rental income is attributable primarily to an increase in weighted average occupancy levels at the self-storage facilities from 89.9% in the three months ended June 30, 2007 to 91.2% for the three months ended June 30, 2008. Annual realized rent for the three months ended June 30, 2008 increased to $15.62 per occupied square foot, as compared to $15.46 per occupied square foot for the three months ended June 30, 2007. These amounts exclude the property operated pursuant to the management and performance agreement with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PS. See Note 5 to the Partnership's June 30, 2008 condensed financial statements for additional information.

         Other income was $67,000 for the three months ended June 30, 2008, as compared to $75,000 for the three months ended June 30, 2007, representing a decrease of $8,000 or 10.7%. This decrease is attributable to lower interest income earned during the three months ended June 30, 2008 compared to the same period in 2007 due to lower average invested cash balances and lower interest rates, partially offset by increased access fee revenues.

         Revenues from Affiliates under the Performance Agreement increased $13,000 or 4.2% to $321,000 in the three months ended June 30, 2008 from $308,000 for the same period in 2007. See Note 5 to the Partnership's June 30, 2008 condensed financial statements for further discussion of the nature of these revenues.

         Cost of operations  (including  management fees paid to affiliate - see
Note 5 to the Partnership's June 30, 2008 condensed financial statements) for the three months ended June 30, 2008 was $928,000 compared to $918,000 for the three months ended June 30, 2007, representing an increase of $10,000 or 1.1% which was primarily the result of increases in advertising and promotion, payroll and property tax expenses, partially offset by decreases in repairs and maintenance, insurance and data processing expenses.

         Depreciation expense was $106,000 for the three months ended June 30, 2008 compared to $105,000 for the same period in 2007, an increase of $1,000.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007:

         The Partnership's net income for the six months ended June 30, 2008 was $4,390,000 compared to $4,272,000 for the six months ended June 30, 2007, representing an increase of $118,000 or 2.8%.

         Rental income for the six months ended June 30, 2008 was $5,699,000 compared to $5,635,000 for the six months ended June 30, 2007, representing an increase of $64,000 or 1.1%. The increase in rental income is attributable primarily to an increase in the weighted average occupancy levels at the self-storage facilities from 89.8% for the six months ended June 30, 2007 to 90.4% for the six months ended June 30, 2008. Annualized realized rent for the six months ended June 30, 2008 increased to $15.51 per occupied square foot, as compared to $15.42 per occupied square foot for the same period in 2007. These amounts exclude the property operated pursuant to the management and performance agreement with Public Storage Pickup and Delivery, LP ("PSPUD"), a subsidiary of PS. See Note 5 to the Partnership's June 30, 2008 condensed financial statements for additional information.

         Other income was $165,000 for the six months ended June 30, 2008, as compared to $140,000 for the six months ended June 30, 2007, representing an increase of $25,000 or 17.9%. This increase is attributable to increased access fee revenues, partially offset by a decrease in interest income.

         Revenues from Affiliates under the Performance Agreement increased $25,000 or 4.1% to $635,000 in the six months ended June 30, 2008 from $610,000 for the same period in 2007. See Note 5 to the Partnership's June 30, 2008 condensed financial statements for further discussion of the nature of these revenues.

         Cost of operations  (including  management fees paid to affiliate - see
Note 5 to the Partnership's June 30, 2008 condensed financial statements) for the six months ended June 30, 2008 was $1,836,000 compared to $1,835,000 for the six months ended June 30, 2007, representing an increase of $1,000, as increases in advertising and promotion and property tax expenses were offset by decreases in repairs and maintenance, data processing and insurance expenses.

         Depreciation expense was $202,000 for the six months ended June 30, 2008 compared to $209,000 for the same period in 2007, a decrease of $7,000 or 3.3%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($4,837,000 for the six months ended June 30, 2008) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $187,000 and $142,000 for the six months ended June 30, 2008 and 2007, respectively.

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

DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $1,600,000 ($40.00 per unit) and $555,000, respectively, for the six months ended June 30, 2008. During the six months ended June 30, 2008, we paid distributions totaling $3,160,000 ($79.00 per unit) and $1,096,000, respectively. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The information set forth under the heading "Legal Proceedings" in Note 6 to our June 30, 2008 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

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

     o   adverse  changes in tax,  real estate and zoning laws and  regulations;
         and

     o   tenant and employment-related claims.

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the six month period ended June 30, 2008. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         Property taxes can increase and cause decline in cash flows and profitability. Each of our properties is subject to real property taxes. These taxes may increase in the future as property tax rates or assessed property values change, and any such rate or assessment changes could increase tax expense and adversely impact our cash flow and profitability. In particular, we believe the Partnership's 12 California properties are assessed at amounts significantly lower than their current fair value, due primarily to long-standing statutory limits on annual increases to assessed values. There is a risk that these assessments could be increased to fair value in certain circumstances, such as i) changes in laws, regulations, or changes in interpretations thereof, or ii) changes in ownership of the Partnership's limited partner units or general partner units that could constitute a change in control (as that termed is defined by the applicable law) of the underlying properties.

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

         SOME  OF  OUR  REVENUES   INVOLVE   BUSINESSES   THAT  ARE  SUBJECT  TO
GOVERNMENTAL  REGULATION  WHICH  COULD  REDUCE  OUR  PROFITABILITY  OR LIMIT OUR
GROWTH.

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

         In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, this affiliate may be precluded or temporarily suspended from carrying on some or all of these activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past. For the year ended December 31, 2007, revenues from our tenant reinsurance business represented approximately 1.5% of our 2007 revenues and 1.8% of revenues for the three and six month periods ended June 30, 2008.

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

         WE HAVE BECOME INCREASINGLY DEPENDENT UPON AUTOMATED PROCESSES AND THE INTERNET AND ARE FACED WITH SYSTEM SECURITY RISKS.

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







                                        DATED: August 13, 2008

                                        PUBLIC STORAGE PROPERTIES IV, LTD.

                                        BY:  Public Storage
                                             General Partner

                                             BY:   /s/ John Reyes
                                                   -------------------------
                                                   John Reyes
                                                   Senior Vice President and
                                                   Chief Financial Officer

EXHIBIT NO.                    EXHIBIT INDEX
----------- --------------------------------------------------


31.1        Rule 13a-14(a) Certification. Filed herewith.

31.2        Rule 13a-14(a) Certification. Filed herewith.

32          Section 1350 Certifications. Filed herewith.