Form 10-K
period 2008-12-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2009-03-26
CIK 225775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2008.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                 Yes [ ] No [X]

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

               Large Accelerated Filer [ ] Accelerated Filer [ ]
            Non-accelerated Filer [X] Smaller Reporting Company [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2008:

Limited Partner Units, $500.00 Par Value - $34,164,000 (computed on the basis of $2,261.00 per unit which was the highest reported sale price prior to the quarter ended June 30, 2008).

The number of units outstanding of the registrant's classes of common equity as of March 25, 2009:

Units of Limited Partnership Interest, $500.00 Par Value - 40,000 units

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.  BUSINESS
         --------

Forward Looking Statements
--------------------------

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements in this
document,   other  than  statements  of  historical  fact,  are  forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties IV, Ltd.'s (the "Partnership") actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

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

         The Partnership has reported annually to the Securities and Exchange Commission ("SEC") on Form 10-K which includes financial statements certified by its independent registered public accounting firm. The Partnership has also reported quarterly to the SEC on Form 10-Q, which includes unaudited financial statements with such filings. The Partnership expects to continue such reporting. Upon written request, the Partnership will mail a copy of its Annual Report on Form 10-K to the limited partners.

         The public may read and copy any materials this Partnership files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The Partnership does not maintain a website. However, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Partnership, that file electronically with the SEC at http://www.sec.gov.
            --------------

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

         The Partnership's general partners are PS and B. Wayne Hughes ("Hughes") (collectively referred to as the "General Partners"). Hughes has been a general partner of the Partnership since its inception. Hughes is chairman of the board of PS, and was its chief executive officer through November 7, 2002. Hughes and members of his family (the "Hughes Family") own approximately 20.0% of the outstanding common shares of PS at March 16, 2009.

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

The Impact of Current Economic Factors
--------------------------------------

         The recession being experienced in California, Florida and the U.S. is having a negative impact on the Partnership's business. Operationally, the Partnership's occupancies and rental rates have come under pressure as demand for self-storage space has softened. The Partnership, through its management agreement with PS (the "Management Agreement"), has responded by reducing rental rates, increasing promotional discounts, and increasing its marketing activities to stimulate additional demand for storage.

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

         The Partnership does not anticipate issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities. The Partnership may consider borrowing money with the intent of using the proceeds for distribution to partners. As the capital and credit markets are currently constrained and in flux, there can be no assurance that the Partnership would be able to access any such borrowings in order to do so, if such a course of action were otherwise deemed necessary.

         Self-Storage Facilities
         -----------------------

         Self-storage facilities are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space, which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of property managers who are supervised by district managers. Some self-storage facilities also include rentable uncovered parking areas for vehicle storage. Storage facility spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property, the size of the storage space and length of stay.

         Users of space in self-storage facilities include individuals from virtually all demographic groups, as well as businesses. Individuals usually obtain this space for storage of furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

         Self-storage facilities in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between approximately 265 to 1,700 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

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

o Maintain high occupancy levels and increase annual realized rents. Subject to market conditions, the Partnership generally seeks to maximize revenues through the appropriate balance between occupancy, rental rates, and promotional discounting. Average occupancy for the Partnership's self-storage facilities (excluding the Azusa property) was 89.7% and 89.0% in 2008 and 2007, respectively. Annual realized rents per occupied square foot increased from $15.56 in 2007 to $15.75 in 2008. These amounts exclude the property operated pursuant to the management and performance agreement with a subsidiary of PS (the "PS Sub"). See Note 5 to the Partnership's December 31, 2008 financial statements for additional information.

o Systems and controls. PS has an organizational structure and a property operation system which links its corporate office with each of its self-storage facilities. This enables PS to obtain daily information from each facility and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies, and to identify changing market conditions and operating trends as well as analyze customer data, and quickly change properties' pricing and promotional mix on an automated basis. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department. PS also has an extensive internal audit program designed to ensure adherence to specified policies and procedures, and thereby ensure proper handling of cash collections.

o Professional property operation. There are approximately 5,200 persons who render services for the Public Storage system in the U.S., primarily personnel engaged in property operations, substantially all of whom are employed by a clearing company that provides certain administrative and cost-sharing services to PS and other owners of properties operated by PS.

Property Operator
-----------------

         The  Partnership's  self-storage  facilities  are  managed  by  PS  (as
successor  to  PSMI)  pursuant  to  a  management   agreement  (the  "Management
Agreement").

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

         PS has systems for managing space inventories, accounting and handling delinquent accounts, including a computerized network linking PS operated facilities. Property managers are trained in detailed operating procedures.

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

         Under the supervision of the Partnership, PS seeks to increase the cash flow generated by the Partnership's facilities by: a) regularly evaluating call volume, reservation activity, and move-in/move-out rates for each property relative to marketing activities, b) evaluating market supply and demand factors, and based upon these analyses, adjusting the marketing activities and rental rates, c) attempting to maximize revenues through evaluating the appropriate balance between occupancy, rental rates, and promotional discounting, and d) controlling expense levels.

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

         One of the Partnership's real estate facilities is operated pursuant to a management and performance agreement (the "Performance Agreement") with a subsidiary of PS ("PS Sub"). See Item 13 below for more information.

Competition
-----------

         Local market conditions play a significant role in how competition will affect the Partnership's operations. Self-storage generally draws customers from residents within a three to five mile radius. Many of the Partnership's self-storage facilities operate within three to five miles of well-located and well-managed competitors and seek the same group of customers. Competition from other self-storage and other storage alternatives in the market areas in which the Partnership operates is significant and affects the occupancy levels, rental rates and operating expenses of certain of the Partnership's facilities. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among self-storage facilities in the market areas in which the Partnership operates. In addition to competition from self-storage facilities operated by PS, there are other publicly traded REITs and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PS, and the "Public Storage" brand name recognition should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------

         PS  owns  a  corporation   that  reinsures   policies   issued  to  the
Partnership's tenants against losses to goods stored by tenants in the Partnership's storage facilities. We believe that the availability of insurance reduces our potential liability to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the reinsurance. The Partnership receives a fee (an "Access Fee") from this corporation in return for providing tenant listings. This Access Fee is based on the number of spaces the Partnership has to rent.

         A subsidiary of PS sells locks and boxes and rents trucks to the general public and tenants to be used in securing their spaces and moving their goods. We believe these activities, along with availability of insurance as noted above, supplement and strengthen the Partnership's existing self-storage business by further meeting the needs of storage customers. The subsidiary of PS receives the revenues and bears the cost of the activities.

Federal Income Tax
------------------

         Public Storage Properties IV, Ltd. is treated as a partnership for federal and state income tax purposes with the taxable income of the entity allocated to each partner in accordance with the partnership agreement. Accordingly, no federal income tax expense is recorded by the Partnership.

Employees
---------

         The Partnership has no direct employees. There are approximately 79 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, area managers, and administrative and maintenance personnel. Some employees may be employed on a part-time basis and may be employed by other persons, partnerships or other entities owning facilities operated by PS.

ITEM 1A. RISK FACTORS
         ------------

         In addition to the other information in our Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating the Partnership. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in FORWARD LOOKING STATEMENTS at the beginning of Item 1.
             --------------------------

         THE GENERAL PARTNERS CONTROL THE PARTNERSHIP AS A GROUP.

         Public Storage is a general partner and beneficially owns approximately 29.2% of our outstanding limited partnership units. In addition, B. Wayne Hughes, General Partner of the Partnership, and Chairman of PS and members of his family beneficially own 33.0% of the limited partnership units. As a result, the General Partners, as a group, control matters submitted to a vote of our unitholders, including amending our organizational documents, dissolving the Partnership and approving other such transactions.

         SINCE OUR BUSINESS CONSISTS PRIMARILY OF OPERATING REAL ESTATE, WE ARE SUBJECT TO THE RISKS RELATED TO THE OWNERSHIP AND OPERATION OF REAL ESTATE THAT CAN ADVERSELY IMPACT OUR BUSINESS AND FINANCIAL CONDITION.

         The value of our investments may be reduced by general risks of real estate ownership. Since we derive substantially all of our income from real estate operations, we are subject to the general risks of acquiring and owning real estate-related assets, including:

o      lack of demand for rental spaces or units in a locale;

o      changes in general economic or local conditions;

o      natural disasters, such as earthquakes and floods;

o      potential terrorist attacks;

o changes in supply of or demand for similar or competing facilities in an area;

o      the impact of environmental protection laws;

o changes in interest rates and availability of permanent mortgage funds which may render the sale or financing of a nonstrategic property difficult or unattractive including the impact of the current turmoil in the credit markets;

o increases in insurance premiums, property tax assessments and other operating and maintenance expenses;

o      adverse changes in tax, real estate and zoning laws and regulations; and

o      tenant and employment-related claims.

         In addition, we self-insure certain of our property loss, liability, and workers compensation risks for which other real estate companies may use third-party insurers. This results in a higher risk of losses that are not covered by third-party insurance contracts.

         There is significant competition among self-storage facilities and from other storage alternatives. All of our properties are self-storage facilities, which generated substantially all of our revenue for the year ended December 31, 2008. Local market conditions will play a significant part in how competition will affect us. Competition in the market areas in which many of our properties are located from other self-storage facilities and other storage alternatives is significant and has affected the occupancy levels, rental rates and operating expenses of some of our properties. Any increase in availability of funds for investment in real estate may accelerate competition. Further development of self-storage facilities may intensify competition among operators of self-storage facilities in the market areas in which we operate.

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

         We have conducted preliminary environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities associated with, our properties. These assessments generally consist of an investigation of environmental conditions at the property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and publicly available data regarding conditions at other sites in the vicinity. In connection with these property assessments, we have become aware that prior operations or activities at some facilities or from nearby locations have or may have resulted in contamination to the soil or groundwater at these facilities. In this regard, some of our facilities are or may be the subject of federal or state environmental investigations or remedial actions. Although we cannot provide any assurance, based on the preliminary environmental assessments, we believe we have funds available to cover any liability from environmental contamination or potential contamination and we are not aware of any environmental contamination of our facilities material to our overall business, financial condition or results of operations.

         There has been an increasing number of claims and litigation against owners and managers of rental properties relating to moisture infiltration, which can result in mold or other property damage. When we receive a complaint concerning moisture infiltration, condensation or mold problems and/or become aware that an air quality concern exists, we implement corrective measures in accordance with guidelines and protocols we have developed with the assistance of outside experts. We seek to work proactively with our tenants to resolve moisture infiltration and mold-related issues, subject to our contractual limitations on liability for such claims. However, we can give no assurance that material legal claims relating to moisture infiltration and the presence of, or exposure to, mold will not arise in the future.

         Property taxes can increase and cause a decline in yields on investments. Each of our properties is subject to real property taxes. These real property taxes may increase in the future as property tax rates change and as our properties are assessed or reassessed by tax authorities. Such increases could adversely impact our profitability.

         We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All our properties must comply with the Americans with Disabilities Act and with related regulations (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that buildings be made accessible to persons with disabilities. Various state laws impose similar requirements. A failure to comply with the ADA or similar state laws could result in government imposed fines on us and could award damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local fire and safety regulations, building codes, and other land use regulations. Compliance with these requirements can require us to spend substantial amounts of money, which would reduce cash otherwise available for distribution to shareholders. Failure to comply with these requirements could also affect the marketability of our real estate facilities.

         We incur liability from tenant and employment-related claims. From time to time we must resolve tenant claims and employment-related claims by corporate level and field personnel.

         PUBLIC STORAGE'S ACQUISITIONS OR DEVELOPMENT OF PROPERTIES MAY SUBJECT THE PARTNERSHIP TO ADDITIONAL RISKS.

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

         THE GLOBAL ECONOMIC CRISIS COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, GROWTH AND ACCESS TO CAPITAL.

         By the end of 2008, the national economy was in a recession and the global financial crisis had broadened and intensified. Declining economic conditions in the markets where we operate facilities, including higher unemployment rates, restrictions on the availability of credit, volatile energy costs, increased governmental needs for revenue including property taxes, government mandates that could increase costs (such as requiring medical insurance for property management personnel) and other events or factors that adversely affect disposable income of the consumer, have and are likely to continue to adversely affect our business.

         As a further result of the current global financial crisis, our ability to borrow at reasonable rates may be adversely affected by illiquid credit markets. While we currently believe that we have sufficient working capital and cash flow from operations to continue to operate our business as usual, long-term continued turbulence in the credit markets and in the national economy may adversely affect our access to capital and adversely impact earnings growth that might otherwise result from borrowing funds.

         FAILURE TO COMPLY WITH APPLICABLE LAWS COULD HARM OUR BUSINESS AND FINANCIAL RESULTS.

         We are subject to a wide range of federal, state and local laws and regulations including those imposed by the SEC and the Sarbanes-Oxley Act of 2002, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance and restatement of our financial statements.

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

         THE PARTNERSHIP'S CASH FLOWS COULD DECLINE WITH RESPECT TO THE AZUSA PROPERTY WHEN THE PERFORMANCE AGREEMENT EXPIRES.

         Pursuant to the Performance Agreement described further in Item 13, the Partnership is guaranteed an annual increase in operating income of at least 1% each year with respect to the Azusa Property, and accordingly, recorded net operating income of $1,334,000 from this property during the year ended December 31, 2008. The Performance Agreement will expire on December 31, 2015, at which time the Partnership will earn the underlying net cash flow of the Azusa Property, which totaled $1,318,000 in 2008. If the amount payable under the Performance Agreement in 2015 exceeds the Azusa property's underlying cash flow beginning in 2016, the Partnership's cash flow from operations will be adversely impacted.

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

         WE  HAVE  BECOME  INCREASINGLY   DEPENDENT  UPON  AUTOMATED  PROCESSES,
TELECOMMUNICATIONS, AND THE INTERNET AND ARE FACED WITH SYSTEM SECURITY RISKS.

         We have become increasingly centralized and dependent upon automated information technology processes. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, a portion of our business operations are conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations. Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns. Nearly half of our move-ins comes from sales channels dependent upon telecommunications (telephone or Internet).

         OUR OWNERSHIP INTEREST IN STOR-RE MAY LOSE VALUE OR BECOME A LIABILITY.

         The Partnership has a 1.8% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PS. STOR-Re provided limited property and liability insurance coverage to the Partnership, PS, and affiliates of PS for losses occurring prior to April 1, 2004. Liabilities for losses and loss adjustment expenses include an amount determined from loss reports and individual cases and an amount, based on recommendations from an outside actuary that is a member of the American Academy of Actuaries, using a frequency and severity method, for losses incurred but not reported. Determining the liability for unpaid losses and loss adjustment expense is based upon estimates and while we believe that the amount is adequate, the ultimate loss may be in excess of or less than the amounts provided, which may result in a reduction in the value of the Partnership's investment or could result in future payments to STOR-Re if its reserves were determined to be inadequate. Financial data with respect to STOR-Re is included in Note 5 to the Partnership's December 31, 2008 financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------

         Not applicable.

ITEM 2.  PROPERTIES
         ----------

         The following table sets forth information as of December 31, 2008 about properties owned by the Partnership:

                                                                                                            Completion
         Location             Size of Parcel    Net Rentable Area   Number of Spaces   Date of Purchase         Date
----------------------       ----------------   -----------------   ----------------  -----------------    -------------
o  CALIFORNIA
Azusa (a)                       5.85 acres       173,000 sq. ft.          1,698          July 14, 1978      Nov. 1978
Concord                         2.87 acres        52,000 sq. ft.            519          June 20, 1978      Jan. 1979
Oakland                         1.97 acres        41,000 sq. ft.            352          Oct. 11, 1978      Apr. 1979
Pasadena                        1.82 acres        37,000 sq. ft.            337          July 19, 1978      Nov. 1978
Redlands                        3.44 acres        63,000 sq. ft.            575          Aug. 24, 1978      Feb. 1979
Richmond                        1.82 acres        35,000 sq. ft.            350          Aug. 23, 1978      Mar. 1979
Riverside                       2.47 acres        45,000 sq. ft.            389          Jan. 2, 1979       May 1979
Sacramento
   Howe Avenue                  2.36 acres        41,000 sq. ft.            377          Dec. 14, 1978      Aug. 1979
Sacramento
   West Capitol                 3.38 acres        44,000 sq. ft.            451          Jan. 5, 1979       June 1979
San Carlos                      2.80 acres        51,000 sq. ft.            458          Jan. 30, 1979      Oct. 1979
Santa Clara                     4.45 acres        75,000 sq. ft.            690          Dec. 22, 1978      June 1979 and
                                                                                                            July 1981
Tustin                          4.40 acres        67,000 sq. ft.            561          July 3, 1978       Dec. 1978

o  FLORIDA
Miami Airport
   Expressway                   1.70 acres        29,000 sq. ft.            269          Aug. 24, 1978      Jan. 1979
Miami
   Cutler Ridge                 2.30 acres        46,000 sq. ft.            476          Sept. 6, 1978      Apr. 1979
Pembroke Park                   2.35 acres        49,000 sq. ft.            412          Sept. 1, 1978      July 1979
Ft. Lauderdale
   I95 & 23rd Ave.              2.77 acres        45,000 sq. ft.            501          Nov. 9, 1978       Sept. 1979
Ft. Lauderdale
   I95 & Sunrise                3.32 acres        56,000 sq. ft.            558          Dec. 4, 1979       Sept. 1979

(a) This property is operated by a subsidiary of PS (the "PS Sub") pursuant to a Performance Agreement which will expire on December 31, 2015. See
       Note 5 to the Partnership's December 31, 2008 Financial Statements for further information regarding the terms of the Performance Agreement. Prior to the initiation of the Performance Agreement, this facility had 105,000 net rentable square feet of storage space, and has been increased to 173,000 net rentable square feet by the PS Sub.

         For the year ended December 31, 2008, the weighted average occupancy level and the average realized rent per occupied square foot for our self-storage facilities (excluding the Azusa property) were approximately 89.7% and $15.75, respectively.

         The Partnership does not have any agreements to buy or sell any real estate. The Partnership does not anticipate any new investments, other than maintenance capital expenditures, and does not anticipate liquidating the real estate investments it now holds.

         As of December 31, 2008, none of the properties were encumbered by mortgage debt.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         Brinkley v. Public Storage,  Inc. (filed April 2005) (Superior Court of
         -----------------------------------------------------------------------
         California - Los Angeles County)
         --------------------------------

         The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, PS filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted PS' summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling. On October 28, 2008, the Court of Appeals sustained the trial court's ruling. The plaintiff filed a petition for review with the California Supreme Court, which was granted but further action in this matter was deferred pending consideration and disposition of a related issue in Brinker Restaurant Corp. v. Superior Court which is currently pending before the California Supreme Court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

                                     PART II

ITEM 5.  Market for the  Registrant's  Common  Equity,  Related  Stockholder
         -------------------------------------------------------------------
         Matters and Issuer Purchases of Equity Securities
         -------------------------------------------------

         The Partnership has no common stock.

         The Units are not listed on any national securities exchange or quoted on the NASDAQ System and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Certificate and Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly-traded partnership" for tax purposes, and (c) because the General Partners (and their affiliates) have purchased Units. However, the General Partners do not have first hand information regarding the prices at which secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 2008, there were approximately 928 unitholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                                                 For the Year Ended December 31,
                                      ---------------------------------------------------------------------------------------
                                           2008              2007             2006              2005              2004
                                      ---------------- ---------------- ---------------- ----------------- ------------------
Revenues                              $   13,306,000    $   12,885,000   $   12,819,000   $   12,271,000    $   12,210,000
Depreciation                                 422,000           421,000          383,000          356,000           565,000
Casualty gain                                      -                 -           31,000           38,000                 -
Gain on disposition of marketable
     securities (1)                                -                 -          134,000       15,633,000                 -
Net income                                 9,250,000         8,809,000        8,862,000       24,190,000         8,233,000
Limited partners' share                    6,931,000         6,054,000        6,613,000       16,458,000         6,284,000
General partners' share                    2,319,000         2,755,000        2,249,000        7,732,000         1,949,000

LIMITED PARTNERS' PER UNIT DATA (2)
-----------------------------------
     Net income                             $173.28           $151.35          $165.33          $411.45           $157.10
     Cash distributions                     $167.00           $200.00          $162.00          $158.68           $140.00

BALANCE SHEET DATA:
-------------------
Cash and cash equivalents             $    1,139,000    $      787,000   $    2,525,000   $    2,571,000    $    2,595,000
Total assets                          $    8,074,000    $    7,752,000   $    9,725,000   $    9,721,000    $   31,000,000


(1) Increases reflected in the amounts presented for 2005 as compared to other periods, are due to the distribution of marketable securities of an affiliate. See Note 2 to the Partnership's December 31, 2008 financial statements for additional information.

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

FORWARD LOOKING STATEMENTS
--------------------------

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. All statements in this
document,   other  than  statements  of  historical  fact,  are  forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties IV, Ltd.'s (the "Partnership") actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirety by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

         Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" and in our other filings with the Securities and Exchange Commission. ("SEC").

CRITICAL ACCOUNTING POLICIES
----------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. The notes to the Partnership's December 31, 2008 financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our consolidated financial statements and related disclosures.

         Management believes the following are critical accounting policies the application of which has a material impact on the Partnership's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

         IMPAIRMENT OF REAL ESTATE: Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment includes determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at December 31, 2008. However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on the Partnership's financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 8 to the Partnership's December 31, 2008 financial statements.

         ACCRUALS FOR OPERATING EXPENSES: We accrue for property tax expense and other operating expenses based upon estimates and historical trends and current and anticipated local and state government rules and regulations. If these estimates and assumptions are incorrect, our expenses could be misstated.

OVERVIEW OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
--------------------------------------------------------------

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

         PS is the largest owner and operator of self-storage facilities in the U.S. All of the PS facilities in the U.S. are operated under the "Public Storage" brand name, which we believe is the most recognized and established name in the self-storage industry. Market concentration establishes PS as one of the dominant providers of self-storage space in most markets in which PS operates and enables PS to use a variety of promotional activities, such as television advertising as well as targeted discounting and referrals, which are generally not economically viable to most competitors of PS, as well as more substantial, well-placed yellow page advertisements than can many of its competitors.

         The self-storage industry is not immune to the recessionary pressures in the general economic environment. Demand for self-storage space in the U.S. has softened and, as a result, the Partnership is experiencing downward pressure on occupancy levels, rental rates and revenue growth.

         We will continue to focus our growth strategies on improving the operating performance of our existing self-storage properties primarily through increases in revenues achieved through the telephone reservation center and associated marketing efforts. We expect potential future increases in rental income to come primarily from increases in realized rent rather than increases in occupancy, although there can be no assurance.

RESULTS OF OPERATIONS
---------------------

         YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007:

         The Partnership's net income for 2008 was $9,250,000, as compared to $8,809,000 for 2007, representing an increase of $441,000 or 5.0%. Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) increased $257,000 or 3.5% from $7,300,000 in 2007 to $7,557,000 in 2008.

         Rental income for 2008 was $11,501,000 compared to $11,271,000 for 2007, representing an increase of $230,000 or 2.0%. The increase in rental income is attributable primarily to an increase in the weighted average occupancy levels at the self-storage facilities from 89.0% for 2007 to 89.7% for 2008, as well as an increase in annualized realized rent for 2008 to $15.75 per occupied square foot, as compared to $15.56 per occupied square foot for 2007. These amounts exclude the property operated pursuant to the management and performance agreement with a subsidiary of PS (the "PS Sub"). See Note 5 to the Partnership's December 31, 2008 financial statements for additional information.

         We believe that demand for self-storage space has been negatively impacted by general economic conditions, the slow down in housing sales and moving activity, as well as increased competition. It is unclear to us how much we have been negatively impacted by these factors, and how much these factors may impact us going forward.

         Other income was $471,000 for 2008, as compared to $340,000 for 2007, representing an increase of $131,000 or 38.5%. Included in other income for 2008 are additional access fees paid by PS Insurance Company - Hawaii, Ltd. ("PSIC"), a corporation owned by PS (described more fully in Note 5 to the Partnership's December 31, 2008 financial statements), totaling $65,000 for amounts earned in 2007. These additional access fees were paid in 2008 as a result of a change in PSIC's accounting estimates which determine such fees. Included in other income on our statements of income are access fees totaling $412,000 (which includes the $65,000 for amounts earned in 2007) and $199,000 for 2008 and 2007, respectively.

         Revenues from Affiliates under the Performance Agreement increased $60,000 or 4.7% to $1,334,000 for 2008 from $1,274,000 for 2007. See Note 5 to the Partnership's December 31, 2008 financial statements for further discussion of the nature of these revenues.

         Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership's December 31, 2008 financial statements) for 2008 was $3,522,000 compared to $3,550,000 for 2007, representing a decrease of $28,000, as reductions in advertising and promotion, repairs and maintenance and insurance expenses, were mostly offset by increases in payroll, management fees and property taxes expenses.

         Depreciation expense was $422,000 and $421,000 for 2008 and 2007, respectively, representing an increase of $1,000.

         Administrative expense was $112,000 and $105,000 in 2008 and 2007, respectively, representing an increase of $7,000 or 6.7%. This increase is attributable to increased allocated expenses and professional fees.

         YEAR ENDED  DECEMBER  31, 2007 AS COMPARED TO YEAR ENDED  DECEMBER  31,
2006:

         The Partnership's net income for 2007 was $8,809,000, as compared to $8,862,000 for 2006, representing a decrease of $53,000. Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) decreased $35,000 from $7,335,000 in 2006 to $7,300,000 in 2007.

         Rental income for 2007 was $11,271,000, as compared to $11,294,000 for 2006, representing a decrease of $23,000. The decrease in rental income is attributable primarily to a decrease in the weighted average occupancy levels at the self-storage facilities from 91% in 2006 to 89% in 2007. This decrease was mostly offset by an increase in the annualized realized rent per occupied square foot to $15.56 in 2007 compared to $15.37 in 2006. These amounts exclude the property operated pursuant to the management and performance agreement with the PS Sub. See Note 5 to the Partnership's December 31, 2008 financial statements for additional information.

         Dividend income was $23,000 in 2006. During 2006, we sold all of our remaining Public Storage common shares on the open market. Accordingly, the Partnership had no dividend income in 2007.

         Other income was $340,000 for 2007, as compared to $277,000 for 2006, representing an increase of $63,000 or 22.7%. Included in other income on our statements of income are access fees paid by PSIC totaling $199,000 and $110,000 for 2007 and 2006, respectively.

         Revenues from Affiliates under the Performance Agreement increased $49,000 or 4.0% to $1,274,000 for 2007 from $1,225,000 for 2006. See Note 5 to the Partnership's December 31, 2008 financial statements for further discussion of the nature of these revenues.

         Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership's December 31, 2008 financial statements) for 2007 was $3,550,000 compared to $3,576,000 for 2006, representing a decrease of $26,000. This decrease is attributable primarily to reductions in repairs and maintenance and recruiting costs, partially offset by increases in advertising and promotion and property tax expenses.

         Depreciation expense was $421,000 and $383,000 for 2007 and 2006, respectively, representing an increase of $38,000 or 9.9%.

         Administrative expense was $105,000 and $163,000 in 2007 and 2006, respectively, representing a decrease of $58,000, or 35.6%. This decrease is attributable primarily to certain costs incurred during 2006 and not in 2007, including $25,000 in additional expenditures related to hurricanes which occurred in 2005 and $14,000 for the termination of a contract.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash generated from operations ($9,768,000 for the year ended December 31, 2008) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $419,000 in 2008, $311,000 in 2007 and $722,000 in 2006. Capital improvements are budgeted at $414,000 for 2009.

         The Partnership does not anticipate issuing senior securities, making loans to other persons, investing in the securities of other issuers for the purpose of exercising control, underwriting the securities of other issuers, engaging in the purchase and sale of investments, offering securities in exchange for property, or repurchasing or otherwise reacquiring its outstanding securities. The Partnership may consider borrowing money with the intent of using the proceeds for distribution to partners. As the capital and credit markets are currently constrained and in flux, there can be no assurance that the Partnership would be able to access any such borrowings in order to do so, if such a course of action were otherwise deemed necessary.

         DISTRIBUTIONS

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. We paid distributions to the limited and general partners totaling $6,680,000 ($167.00 per unit) and
$2,317,000, respectively, for the year ended December 31, 2008. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         As of December 31, 2008, the Partnership had no outstanding debt.

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

         As of December  31, 2008,  Public  Storage  carried out an  evaluation, under the supervision and with the participation of the Partnership's management, including Public Storage's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, Public Storage's Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2008.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Public Storage's Chief Executive

Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee on Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

         This annual report does not include an audit report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to audit by the Partnership's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management's report in this annual report.

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

         The names of all trustees and executive officers of PS, the offices held by each of them with PS, and their ages and business experience during the past five years are as follows:

    Name                         Positions with PS
------------------------    ---------------------------------------------------
B. Wayne Hughes             Chairman of the Board
Ronald L. Havner, Jr.       Chief Executive Officer, Vice Chairman of the Board
                            and President
John Reyes                  Senior Vice President and Chief Financial Officer
Brian J. Fields             Senior Vice President and Chief Legal Officer
Mark C. Good                Senior Vice President and Chief Operating Officer
David F. Doll               Senior Vice President and President, Real Estate
                            Group
Candace N. Krol             Senior Vice President of Human Resources
Dann V. Angeloff            Trustee
William C. Baker            Trustee
John T. Evans               Trustee
Tamara Hughes Gustavson     Trustee
Uri P. Harkham              Trustee
B. Wayne Hughes, Jr.        Trustee
Harvey Lenkin               Trustee
Gary E. Pruitt              Trustee
Daniel C. Staton            Trustee

         The following is a biographical summary of the current executive officers of PS:

         Ronald L. Havner, Jr., age 51, has been the Vice-Chairman, Chief Executive Officer and a member of the Board of Public Storage since November 2002 and President since July 1, 2005. Mr. Havner joined Public Storage in 1986 and held a variety of senior management positions until his appointment as Vice-Chairman and Chief Executive Officer in 2002. Mr. Havner has been Chairman of Public Storage's affiliate, PS Business Parks, Inc. (PSB), since March 1998 and was Chief Executive Officer of PSB from March 1998 until August 2003. He is also a member of the Board of Governors and the Executive Committee of the National Association of Real Estate Investment Trusts, Inc. (NAREIT). He is also a director of Business Machine Security, Inc., General Finance Corporation and a member of the NYU REIT Center Board of Advisors.

         John Reyes, age 48, a certified public accountant, joined Public Storage in 1990 and was Controller of Public Storage from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of Public Storage in November 1995 and a Senior Vice President of Public Storage in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Brian J. Fields, age 46, became Senior Vice President and Chief Legal Officer of Public Storage on April 1, 2008. From 1997 until joining Public
Storage, Mr. Fields was employed by WellPoint, Inc., the largest health insurance company in the United States. At WellPoint, Mr. Fields held a variety of legal management positions, serving most recently as Vice President, Deputy General Counsel.

         Mark C. Good, age 52, became Senior Vice President and Chief Operating Officer of Public Storage on September 8, 2008. Before joining Public Storage, Mr. Good was with Sears Holdings Corporation since 1997, where he was Executive Vice President and General Manager of Sears Home Services, the nation's largest home appliance repair and home improvement services organization with annual revenues of approximately $3 billion. Mr. Good also served as a director of Sears Canada, Inc.

         David F. Doll, age 50, became Senior Vice President and President, Real Estate Group, in February 2005, with responsibility for the real estate activities of Public Storage, including property acquisitions, developments, repackagings, and capital improvements. Before joining Public Storage, Mr. Doll was Senior Executive Vice President of Development for Westfield Corporation, a major international owner and operator of shopping malls, where he was employed since 1995.

         Candace N. Krol, age 47, became Senior Vice President of Human Resources in September 2005. From 1985 until joining Public Storage, Ms. Krol was employed by Parsons Corporation, a global engineering and construction firm, where she served in various management positions, most recently as Vice President of Human Resources for the Infrastructure and Technology global business unit.

         The following is a biographical summary of the current outside Trustees of PS:

         B. Wayne Hughes, age 75, has been a member of the Board of PS since its organization in 1980. Mr. Hughes was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole
Chief Executive Officer. Mr. Hughes retired as Chief Executive Officer in November 2002 and remains Chairman of the Board. Mr. Hughes is currently a private investor and operates a horse farm in Kentucky. Mr. Hughes has been active in the real estate investment field for over 30 years. He is the father of B. Wayne Hughes, Jr., and Tamara Hughes Gustavson, who are also members of the PS Board.

         Dann V. Angeloff, age 73, Chairman of the Nominating/Corporate Governance Committee and a member of the Audit Committee, has been a member of the Board of PS since its organization in 1980. Mr. Angeloff has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. Mr. Angeloff is currently the general partner and owner of a 20% interest in a limited partnership that in 1974 purchased a self-storage facility operated by PS. He is a director of Bjurman, Barry Fund, Inc., Electronic Recyclers International, Nicholas/Applegate Fund, Retirement Capital Group and SoftBrands, Inc.

         William C. Baker, age 75, a member of the Nominating/Corporate Governance Committee, joined the PS Board in November 1991. Mr. Baker was Chairman and Chief Executive Officer of Callaway Golf Company from August 2004 until August 2005. From August 1998 through April 2000, he was President and Treasurer of Meditrust Operating Company, a real estate investment trust. From April 1996 to December 1998, Mr. Baker was Chief Executive Officer of Santa Anita Companies, which then operated the Santa Anita Racetrack. From April 1993 through May 1995, he was President of Red Robin International, Inc., an operator and franchisor of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, Mr. Baker was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1991 to 1999, he was Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, Mr. Baker was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchisor of fast food restaurants in California. He is a director of California Pizza Kitchen and Javo Beverage Company, a supplier of coffee, tea and other beverage mixes.

         John T. Evans, age 70, member of the Nominating/Corporate Governance Committee and the Compensation Committee, became a member of the PS Board in August 2003. Mr. Evans has been a partner in the law firm of Osler, Hoskin & Harcourt LLP, Toronto, Canada from April 1993 to the present and in the law firm of Blake, Cassels & Graydon LLP, Toronto, Canada from April 1966 to April 1993. Mr. Evans specializes in business law matters, securities, restructurings, mergers and acquisitions and advising on corporate governance. Mr. Evans is a director of Cara Operations Inc., Kubota Metal Corporation, and Vice-Chairman of Toronto East General Hospital. Until August 2003, Mr. Evans was a director of Canadian Mini-Warehouse Properties Ltd., a Canadian corporation owned by B. Wayne Hughes and members of his family.

         Tamara Hughes Gustavson, age 47, became a member of the PS Board in November 2008. She was employed by PS from 1978 to 2003, serving most recently as Vice President, Administration. She also serves on the Board of Directors of the USC-CHLA Institute for Pediatric Clinical research. Ms Gustavson is the daughter of B. Wayne Hughes, Chairman of the Board, and the sister of B. Wayne. Hughes, Jr., also a Trustee.

         Uri P. Harkham, age 60, a member of the Compensation Committee, became a trustee of the PS Board in March 1993. Mr. Harkham has been the President and

Chief Executive Officer of Harkham Industries, which specializes in designing, manufacturing and marketing women's clothing under its four labels, Harkham, Hype, Jonathan Martin and Johnny Martin, since its organization in 1974. Since 1978, Mr. Harkham has been the Chief Executive Officer of Harkham Family Enterprises, a real estate firm specializing in buying and rebuilding retail and mixed use real estate throughout Southern California.

         B. Wayne Hughes, Jr., age 49, became a trustee of the PS Board in January 1998. He was employed by PS from 1989 to 2002, serving as Vice President
- Acquisitions of the Company from 1992 to 2002. Mr. Hughes, Jr. is currently Vice President of American Commercial Equities, LLC and its affiliates, companies engaged in the acquisition and operation of commercial properties in California. He is the son of B. Wayne Hughes, Chairman of the Board, and the brother of Tamara Hughes Gustavson, also a Trustee.

         Harvey Lenkin, age 72, became a trustee of the PS Board in 1991. Mr. Lenkin retired as President and Chief Operating Officer of PS in 2005, and was a consultant for PS until July 1, 2006. Mr. Lenkin was employed by PS or its predecessor for 27 years. He has been a director of PS' affiliate, PS Business Parks, Inc., since March 1998 and was President of PS Business Parks, Inc. from 1990 until March 1998. He is also a director of Paladin Realty Income Properties I, Inc. and a director of Huntington Hospital, Pasadena, California and serves on the Board of the Ronald McDonald House Charity of Southern California.

         Gary E. Pruitt, age 58, Chairman of the Audit Committee and a member of the Compensation Committee, became a trustee of the PS Board in August 2006 in connection with the merger of Shurgard Storage Centers, Inc. with PS. Mr. Pruitt was previously a director of Shurgard. He is the Chairman and Chief Executive Officer of Univar N.V., a chemical distribution company based in Bellevue, Washington with distribution centers in the United States, Canada and Europe. Mr. Pruitt joined Univar in 1978 and held a variety of senior management positions until his appointment as Chairman and Chief Executive Officer in 2002.

         Daniel C. Staton, age 56, Chairman of the Compensation Committee and a member of the Audit Committee, became a member of the PS Board in March 1999 in connection with the merger of Storage Trust Realty with the Company. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 1999 and a Trustee of Storage Trust Realty from November 1994 until March 1999. He is Chairman of Staton Capital, an investment and venture capital company and the Co-Chief Executive Officer of FriendFinder Networks, Inc. (formerly PMGI), a print and electronic media company and Chief Executive
Officer of Enterprise Acquisition Corp. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997 and a director of Duke Realty Investments, Inc. from 1993 until August 1999.

         Each Trustee of PS serves until he or she resigns or is removed from office by PS, and may resign or be removed from office at any time with or without cause. Each officer of PS serves until he or she resigns or is removed by the Board of Trustees of PS. Any such officer may resign or be removed from office at any time with or without cause.

         There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability of any trustee or executive officer of PS during the past five years.

         The members of the PS Audit Committee of the Board are: Gary E. Pruitt (Chairman), Dann V. Angeloff and Daniel C. Staton. The Board of PS has determined that Audit Committee members, Gary E. Pruitt and Daniel C. Staton, each qualify as an audit committee financial expert within the meaning of the rules of the Securities and Exchange Commission. The Board has further determined that Messrs. Pruitt, Angeloff and Staton are each independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

         The financial records of the Partnership are maintained and prepared by employees of PS. The Board of Trustees of PS has adopted a code of ethics for its senior financial officers. The Code of Ethics applies to those persons serving as PS' principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics may be found on the PS website at www.publicstorage.com/Corporateinformation/CorpGovernance.apsx and
              --------------------------------------------------------------
available in print by written request from the Secretary of PS at 701 Western Ave., Glendale, CA 91201-2349.

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

ITEM 12. Security  Ownership of Certain Beneficial Owners and Management and
         -------------------------------------------------------------------
         Related Stockholder Matters
         ---------------------------

     (a) At March 25, 2009, the following beneficially owned more than 5% of the
Units:

          Title                  Name and Address                    Beneficial           Percent
        of Class               of Beneficial Owners                  Ownership            of Class
---------------------     ----------------------------------      ----------------        --------
Units of Limited           Public Storage                         11,671 Units (1)          29.2%
Partnership Interest       701 Western Avenue
                           Glendale, California 91201

Units of Limited           B. Wayne Hughes,                       13,191 Units (2)          33.0%
Partnership Interest       PS Orangeco Partnerships, Inc.
                           701 Western Avenue
                           Glendale, California 91201


       (1) Includes (i) 11,365 Units owned by PS as to which PS has sole voting and dispositive power, and (ii) 306 Units which, on January 1, 2009, PS exercised its option to acquire from Tamara Hughes Gustavson, an adult daughter of Hughes.

       (2) Includes (i) 5,892 Units owned by BWH Marina Corporation II, a corporation wholly-owned by Hughes, as to which Hughes has sole voting and dispositive power and (ii) 7,299 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes and members of his family own approximately 48% of the voting stock, PS owns 46% and members of PS's management and related individuals own approximately 6%.

     (b) The Partnership has no officers and directors. The General Partners contributed $202,020 to the original capital of the Partnership and as a result participate in the distributions to the limited partners and in the
Partnership's profits and losses in the same proportion that the General Partners' capital contribution bears to the total capital contribution (approximately $161,616 was contributed by PS and $40,404 was contributed by Mr. Hughes). In 1995, Mr. Hughes contributed his ownership and rights to distributions from the Partnership to BWH Marina Corporation II, a corporation wholly-owned by Mr. Hughes. As such, Mr. Hughes continues to act as a general partner but receives no direct compensation or other consideration from the Partnership. Information regarding ownership of Units by PS and Hughes, the General Partners, is set forth under section (a) above. Dann V. Angeloff, a trustee of PS, beneficially owns nine Units (0.02% of the Units). The trustees and executive officers of PS (including Hughes), as a group (16 persons), beneficially own an aggregate of 13,219 Units, representing 33.0% of the Units (including the 5,892 Units owned by Hughes and the 7,299 Units owned by PS Orangeco Partnerships, Inc.).

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

During 1986, the partners received cumulative distributions equal to their capital contributions. Mr. Hughes has assigned his ownership and distribution rights in the Partnership to BWH Marina Corporation II ("BWH Marinas"). In addition to their distribution rights with respect to their general partner's interests, PS and BWH Marinas own 11,365 and 5,892 Units, respectively. During 2008, PS and BWH Marinas received $1,853,000 and $463,000 respectively, in cash distributions related to their general partner's ownership interests. As described above, the General Partners also hold Limited Partnership Units. Through these holdings, PS and the Hughes Family received $3,117,000 and $1,035,000, respectively, of cash distributions during 2008.

         The Partnership has a management agreement (the "Management Agreement") with PS (as successor-in-interest to PSMI). Under the Management Agreement, the Partnership pays PS a fee of 6% of the gross revenues of the self-storage facilities operated for the Partnership. For as long as the Management Agreement is in effect, PS has granted the Partnership a non-exclusive license to use two PS service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business. The Management Agreement with PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS. During 2008, 2007 and 2006, the Partnership paid fees of $689,000, $675,000 and $678,000, respectively, to PS pursuant to the Management Agreement.

         A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with a subsidiary of PS (the "PS Sub"). Following the commencement of the Performance Agreement in March 2001, the facility was initially expanded to include industrial space, and this industrial space was subsequently converted to self-storage space. These improvements, along with any other subsequent improvements or capital expenditures during the term of the Performance Agreement, are entirely funded by the PS Sub. During the term of the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the Performance Agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PS in the market in which this facility is located (the "Guaranteed Amounts"). The Performance Agreement expires on December 31, 2015, at which time the Partnership will commence collecting the actual net operating income currently earned by the PS Sub from operating the Azusa Property, and the Guaranteed Amounts will no longer apply. The PS Sub recorded revenues of $1,984,000, $2,002,000, and $1,813,000 in 2008,
2007, and 2006, respectively, and incurred operating expenses of $659,000, $733,000, and $588,000 in 2008, 2007, and 2006, respectively, with respect to the operation of the Azusa Property. Capital expenditures totaled $7,000, $16,000, and $28,000, in 2008, 2007, and 2006, respectively. Average occupancy of the Azusa Property was 84.7%, 65.7%, and 62.3% during 2008, 2007, and 2006, respectively. The lower average occupancies during 2007 and 2006 are primarily due to the fill-up of expanded self-storage space which was completed at the Azusa property, and paid for by the PS Sub, during 2006. Included in the line item "revenues from affiliate under performance agreement" in the Partnership's accompanying statements of income, is the Guaranteed Amounts earned by the Partnership under the Performance Agreement. The Partnership recorded a total of $1,334,000, $1,274,000 and $1,225,000 in revenue with respect to the Performance Agreement for the years ended December 31, 2008, 2007 and 2006, respectively.

         In addition, the Partnership combines its insurance purchasing power with PS through captive insurance entities controlled by PS (see Note 5 to the Partnership's December 31, 2008 financial statements). The captive entities provide limited property and liability insurance to the Partnership at commercially competitive rates. The Partnership and PS also utilize unaffiliated insurance carriers to provide property and liability insurance in excess of the captive entities' limitations. Premiums paid to the captive entities for the years ended December 31, 2008, 2007 and 2006 were $103,000, $88,000 and $97,000, respectively.

         The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses, substantially all of which are included in cost of operations on the Partnership's statements of income, amounted to $1,352,000, $1,499,000, and $1,563,000 for the years ended December 31, 2008,
2007, and 2006, respectively.

         The Trustees of PS are identified in Item 10 on page 19 of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

         Fees billed to the Partnership by Ernst & Young LLP for 2008 and 2007 as are follows:

         Audit Fees: Audit fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for the audit of the Partnership's annual financial statements and reviews of the quarterly financial statements included in the Partnership's quarterly reports on Form 10-Q totaled $19,000 for each of the years ended December 31, 2008 and 2007.

         Tax Fees: Tax fees billed (or expected to be billed) to the Partnership by Ernst & Young LLP for tax services (primarily federal and state income tax preparation) totaled $13,000 for each of the years ended December 31, 2008 and 2007.

         Audit-Related Fees and Other Fees: During 2008 and 2007 Ernst & Young LLP did not bill the Partnership for audit-related services or any other services, except audit services and tax services denoted above.

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

31.1   Rule 13a - 14(a) Certification. Filed herewith.

31.2   Rule 13a - 14(a) Certification. Filed herewith.

32     Section 1350 Certifications. Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PUBLIC STORAGE PROPERTIES IV, LTD.
                                 A California Limited Partnership
Dated:  March 25, 2009           By:    Public Storage, General Partner

                                        By: /s/ Ronald L. Havner, Jr.
                                            -----------------------------------
                                            Ronald L Havner, Jr., Vice Chairman
                                            of the Board, Chief Executive
                                            Officer and President of
                                            Public Storage, Corporate
                                            General Partner

                                 By: /s/ B. Wayne Hughes
                                     ---------------------------------------
                                     B. Wayne Hughes, General Partner and
                                     Chairman of the Board of Public Storage

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

                      Signature                                       Capacity                                   Date
---------------------------------------         ---------------------------------------------------         --------------
                                                 Vice Chairman of the Board, Chief Executive
                                                 Officer and President of Public Storage, Corporate
/s/ Ronald L. Havner Jr.                         General Partner                                            March 25, 2009
---------------------------------------
Ronald L. Havner, Jr.

                                                 General Partner and Chairman of the Board of
/s/ B. Wayne Hughes                              Public Storage                                             March 25, 2009
---------------------------------------
B. Wayne Hughes

                                                 Senior Vice President and Chief Financial Officer
                                                 of Public Storage (principal financial officer and
/s/ John Reyes                                   principal accounting officer)                              March 25, 2009
---------------------------------------
John Reyes

/s/ Dann V. Angeloff                             Trustee of Public Storage                                  March 25, 2009
---------------------------------------
Dann V. Angeloff

/s/ William Baker                                Trustee of Public Storage                                  March 25, 2009
---------------------------------------
William C. Baker

/s/ John T. Evans                                Trustee of Public Storage                                  March 25, 2009
---------------------------------------
John T. Evans

/s/ Tamara Hughes Gustavson                      Trustee of Public Storage                                  March 25, 2009
---------------------------------------
Tamara Hughes Gustavson

/s/ Uri P. Harkham                               Trustee of Public Storage                                  March 25, 2009
---------------------------------------
Uri P. Harkham

/s/ B. Wayne Hughes, Jr.                         Trustee of Public Storage                                  March 25, 2009
---------------------------------------
B. Wayne Hughes, Jr.

/s/ Harvey Lenkin                                Trustee of Public Storage                                  March 25, 2009
---------------------------------------
Harvey Lenkin

/s/ Gary E. Pruitt                               Trustee of Public Storage                                  March 25, 2009
---------------------------------------
Gary E. Pruitt

/s/ Daniel C. Staton                             Trustee of Public Storage                                  March 25, 2009
---------------------------------------
Daniel C. Staton


                       PUBLIC STORAGE PROPERTIES IV, LTD.

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 15 (a))


                                                                       Page
                                                                 References
                                                                 ----------

Report of Independent Registered Public Accounting Firm                 F-1

Balance sheets as of December 31, 2008 and 2007                         F-2

For each of the years ended December 31, 2008, 2007 and 2006:

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

             Report of Independent Registered Public Accounting Firm




The Partners
Public Storage Properties IV, Ltd.


We have audited the accompanying balance sheets of Public Storage Properties IV, Ltd. (the "Partnership") as of December 31, 2008 and 2007, and the related statements of income and comprehensive income, partners' equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties IV, Ltd. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                  /s/ ERNST & YOUNG LLP




March 25, 2009
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                                 BALANCE SHEETS
                           December 31, 2008 and 2007


                                                                  December 31,        December 31,
                                                                      2008               2007
                                                                 ----------------    -----------------

                                     ASSETS

Cash and cash equivalents                                        $    1,139,000       $     787,000
Rent and other receivables                                               74,000              85,000

Real estate facilities, at cost:
     Buildings and equipment                                         20,358,000          19,939,000
     Land                                                             5,021,000           5,021,000
                                                                 ----------------    -----------------
                                                                     25,379,000          24,960,000

     Less accumulated depreciation                                  (18,642,000)        (18,220,000)
                                                                 ----------------    -----------------
                                                                      6,737,000           6,740,000

Other assets                                                            124,000             140,000
                                                                 ----------------    -----------------
Total assets                                                     $    8,074,000       $   7,752,000
                                                                 ================    =================
                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued liabilities                         $      270,000       $     173,000
Deferred revenue                                                        297,000             325,000
                                                                 ----------------    -----------------
         Total liabilities                                              567,000             498,000

Commitments and contingencies (Note 8)

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                             5,574,000           5,386,000
     General partners' equity                                         1,933,000           1,868,000
                                                                 ----------------    -----------------
     Total partners' equity                                           7,507,000           7,254,000
                                                                 ----------------    -----------------
Total liabilities and partners' equity                           $    8,074,000       $   7,752,000
                                                                 ================    =================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For the years ended December 31, 2008, 2007 and 2006


                                                        2008                2007             2006
  REVENUES:                                          --------------    --------------   --------------
  Rental income                                      $ 11,501,000      $  11,271,000    $ 11,294,000
  Dividends from marketable securities of affiliate             -                  -          23,000
  Other income                                            471,000            340,000         277,000
  Revenues from affiliate under
      performance agreement                             1,334,000          1,274,000       1,225,000
                                                     --------------    --------------   --------------
                                                       13,306,000         12,885,000      12,819,000
                                                     --------------    --------------   --------------
  COSTS AND EXPENSES:

  Cost of operations                                    2,833,000          2,875,000       2,898,000
  Management fees paid to affiliate                       689,000            675,000         678,000
  Depreciation                                            422,000            421,000         383,000
  Administrative                                          112,000            105,000         163,000
                                                     --------------    --------------   --------------
                                                        4,056,000          4,076,000       4,122,000
                                                     --------------    --------------   --------------
  Net income before gain                                9,250,000          8,809,000       8,697,000

  Casualty gain                                                 -                  -          31,000
  Gain on disposition of marketable securities of
    affiliate                                                   -                  -         134,000
                                                     --------------    --------------   --------------
  NET INCOME:                                        $  9,250,000      $   8,809,000    $  8,862,000
                                                     ==============    ==============   ==============
  Limited partners' share of net income              $  6,931,000      $   6,054,000    $  6,613,000
  General partners' share of net income                 2,319,000          2,755,000       2,249,000
                                                     --------------    --------------   --------------
                                                     $  9,250,000      $   8,809,000    $  8,862,000
                                                     ==============    ==============   ==============
  COMPREHENSIVE INCOME:

  Net income                                         $  9,250,000      $   8,809,000    $  8,862,000
  Other comprehensive income:
    Change in unrealized gain on marketable
       securities of affiliate                                  -                  -           7,000
    Realized gain on disposition of marketable
       securities of affiliate                                  -                  -        (134,000)
                                                     --------------    --------------   --------------
                                                     $  9,250,000      $   8,809,000    $  8,735,000
                                                     ==============    ==============   ==============
  Limited partners' share of net income per unit
    (40,000 units outstanding)                       $     173.28      $      151.35    $     165.33
                                                     ==============    ==============   ==============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 2008, 2007 and 2006


                                                                                          Other
                                                   Limited            General         Comprehensive      Total Partners'
                                                  Partners'          Partners'            Income             Equity
                                              ------------------ -----------------  -----------------  ------------------
Balance at December 31, 2005                  $      6,745,000   $      2,339,000   $        127,000   $      9,211,000

Change in unrealized gain on marketable
securities                                                   -                  -              7,000              7,000

Realized gain on disposition of marketable
securities of affiliate                                      -                  -           (134,000)          (134,000)

Net income                                           6,613,000          2,249,000                  -          8,862,000

Cash distributions                                  (6,480,000)        (2,247,000)                 -         (8,727,000)

Equity transfer                                        (33,000)            33,000                  -                  -
                                              ------------------ -----------------  -----------------  ------------------
Balance at December 31, 2006                         6,845,000          2,374,000                  -          9,219,000

Net income                                           6,054,000          2,755,000                  -          8,809,000

Cash distributions                                  (8,000,000)        (2,774,000)                 -        (10,774,000)

Equity transfer                                        487,000           (487,000)                 -                  -
                                              ------------------ -----------------  -----------------  ------------------
Balance at December 31, 2007                         5,386,000          1,868,000                  -          7,254,000

Net income                                           6,931,000          2,319,000                  -          9,250,000

Cash distributions                                  (6,680,000)        (2,317,000)                 -         (8,997,000)

Equity transfer                                        (63,000)            63,000                  -                  -
                                              ------------------ -----------------  -----------------  ------------------
Balance at December 31, 2008                  $      5,574,000   $      1,933,000   $              -   $      7,507,000
                                              ================== =================  =================  ==================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 2008, 2007 and 2006


                                                                                    2008                2007              2006
Cash flows from operating activities:                                           --------------      -------------     -------------
     Net income                                                                  $  9,250,000       $  8,809,000      $  8,862,000
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation                                                                 422,000            421,000           383,000
         Decrease in rent and other receivables                                        11,000            112,000             4,000
         Decrease (increase) in other assets                                           16,000             13,000           (70,000)
         Casualty gain                                                                      -                  -           (31,000)
         Gain on disposition of marketable securities of affiliate                          -                  -          (134,000)
         Increase (decrease) in accounts payable and accrued liabilities               97,000            (20,000)            4,000
         (Decrease) increase in deferred revenue                                      (28,000)            12,000            (8,000)
                                                                                --------------      -------------     -------------
              Total adjustments                                                       518,000            538,000           148,000
                                                                                --------------      -------------     -------------
              Net cash provided by operating activities                             9,768,000          9,347,000         9,010,000
                                                                                --------------      -------------     -------------
Cash flows from investing activities:

    Proceeds from disposition of marketable securities of affiliate                         -                  -           393,000
     Additions to real estate facilities                                             (419,000)          (311,000)         (722,000)
                                                                                --------------      -------------     -------------
              Net cash used in investing activities                                  (419,000)          (311,000)         (329,000)
                                                                                --------------      -------------     -------------
Cash flows from financing activities:

     Distributions paid to partners                                                (8,997,000)       (10,774,000)       (8,727,000)
                                                                                --------------      -------------     -------------
              Net cash used in financing activities                                (8,997,000)       (10,774,000)       (8,727,000)
                                                                                --------------      -------------     -------------
Net increase (decrease) in cash and cash equivalents                                  352,000         (1,738,000)          (46,000)

Cash and cash equivalents at the beginning of the year                                787,000          2,525,000         2,571,000
                                                                                --------------      -------------     -------------
Cash and cash equivalents at the end of  the year                                $  1,139,000       $    787,000      $  2,525,000
                                                                                ==============      =============     =============
Supplemental schedule of non-cash investing and financing activities: Changes in fair market value of marketable securities:
         Marketable securities                                                   $          -       $          -      $     (7,000)
         Other comprehensive income                                                         -                  -             7,000

    Insurance receivable for hurricane damage                                               -                  -            34,000

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008


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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008


         Marketable Securities:
         ----------------------

              In accordance with the Financial Accounting Standards Board's Statement No. 130, "Recording Comprehensive Income," at each balance sheet date, the Partnership reflects its marketable securities at market value (based upon their closing price on the balance sheet date), with the difference between the market value and historical cost shown as other comprehensive income in partners' equity on the accompanying statements of partners' equity. Adjustments to market value are reflected as a change in unrealized gain (loss) on marketable equity securities in the accompanying statements of comprehensive income. When marketable securities are disposed of, comprehensive income is adjusted to reflect the change in market value through the disposition date. The realized gain is then reflected in net income, and as a reduction to other comprehensive income.

              In accordance with this policy, the Partnership has reflected adjustments to unrealized gains of $7,000 for the year ended December 31, 2006.

              During December 2006, the Partnership sold all its marketable securities, consisting of 624 shares of Public Storage, Inc. common stock and 12,412 depository shares of Equity Stock, Series A of Public Storage, Inc. and recorded a realized gain of $134,000 on the accompanying statement of income for the year ended December 31, 2006. All of the Partnership's marketable securities for all periods had been designated as available-for-sale.

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

              Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. Certain real estate facilities have been in service longer than 25 years, and accordingly the original development cost of such buildings are fully depreciated at December 31, 2008.

              We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Except as noted below under "Accounting for Casualty Losses," our evaluations have identified no such impairments at December 31, 2008.

              Any real estate facility, which we expect to sell or dispose of prior to its previously estimated useful life, is stated at the lower of its estimated net realizable value, less cost to sell, or its carrying value.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008


         Accounting for Casualty Losses:
         -------------------------------

              Our policy is to record casualty losses or gains in the period the casualty occurs equal to the differential between (a) the book value of assets destroyed and (b) insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts. Potential insurance proceeds that are subject to uncertainties, such as interpretation of deductible provisions of the governing agreements or the estimation of costs of restoration, are treated as contingent proceeds in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), and not recorded until the uncertainties are satisfied.

              In 2006, we re-evaluated the damage caused by Hurricane Wilma, which occurred in the fourth quarter of 2005, as well as the cost to repair this damage and any related insurance proceeds. Based on this re-evaluation, we recorded an additional casualty gain of $31,000. This gain represents the additional insurance proceeds that we received.

         Deferred Revenue:
         -----------------

              Deferred revenue totaling $297,000 at December 31, 2008 ($325,000 at December 31, 2007), consists of prepaid rents, which are recognized when earned.

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

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

              As of March 25, 2009, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to December 31, 2008, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

              The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

              The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. During 2008, we paid cash distributions to the limited and

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008


         general partners totaling $6,680,000 ($167.00 per unit) and $2,317,000, respectively. During 2007, we paid cash distributions to the limited and general partners totaling $8,000,000 ($200.00 per unit) and $2,774,000, respectively. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other obligations.

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

              The general partners have a 1% interest in the Partnership. In addition, the general partners had an 8% interest in cash distributions attributable to operations (exclusive of distributions attributable to sale and financing proceeds) until the limited partners recovered all of their investment. Thereafter, the general partners have a 25%
         interest in all cash distributions (including sale and financing proceeds). During 1986, the limited partners recovered all of their initial investment. All subsequent distributions are being made 25.75% (including the 1% interest) to the general partners and 74.25% to the limited partners. Transfers of equity are made periodically to reconcile the partners' equity accounts to the provisions of the Partnership Agreement. These transfers have no effect on the results of operations or distributions to partners.

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

              The Partnership has a management agreement (the "Management Agreement") with PS pursuant to which PS operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For 2008, 2007 and 2006, the Partnership paid PS $689,000, $675,000 and $678,000, respectively, under this Management Agreement.

              The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

              A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with a subsidiary of PS (the "PS Sub"). Following the commencement of the Performance Agreement in March 2001, the facility was initially expanded to include industrial space, and this industrial space was subsequently converted to self-storage space. These improvements, along with any other subsequent improvements or capital expenditures during the term of the Performance Agreement, are entirely funded by the PS Sub. During the term of the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the Performance Agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PS in the market in which this facility is located (the "Guaranteed Amounts"). The Performance Agreement expires on December 31, 2015, at which time the Partnership will commence collecting the actual net operating income currently earned by the PS Sub from operating the Azusa Property, and the Guaranteed Amounts will no longer apply. The PS Sub recorded revenues of $1,984,000, $2,002,000, and $1,813,000 in 2008, 2007, and 2006, respectively, and incurred operating expenses of $659,000, $733,000, and $588,000 in 2008, 2007, and 2006, respectively, with respect to the operation of the Azusa Property. Capital expenditures totaled $7,000, $16,000, and $28,000, in 2008, 2007, and 2006, respectively. Average occupancy (unaudited) of the Azusa Property was 84.7%, 65.7%, and 62.3% during

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008


         2008, 2007, and 2006, respectively. The lower average occupancies during 2007 and 2006 are primarily due to the fill-up of expanded self-storage space which was completed at the Azusa property, and paid for by the PS Sub, during 2006. Included in the line item "revenues from affiliate under performance agreement" in the Partnership's accompanying statements of income, is the Guaranteed Amounts earned by the Partnership under the Performance Agreement.

              The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses included in cost of operations on our accompanying statements of income, amounted to $1,170,000, $1,198,000, and $1,304,000 for the years ended
         December 31, 2008, 2007 and 2006, respectively.

         Ownership Interest by the General Partners
         ------------------------------------------

              In addition to the general partnership interests outlined in Note 4, PS owns 11,365 Limited Partnership Units ("Units"), as to which PS has sole voting and dispositive power.

              Hughes and members of his family (the "Hughes Family") own 6,198 Units. Hughes owns 5,892 Units, as to which Hughes has sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owns 306 Units as to which Tamara Hughes Gustavson has sole voting and dispositive power; PS has an option to acquire these 306 Units. On January 1, 2009, PS exercised its option to acquire these Units for a cost of approximately $136,000.

              In addition, there are 7,299 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS management and related individuals own approximately 6%.

         Captive Insurance Activities with PS
         ------------------------------------

              The Partnership has a 1.8% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets in our accompanying balance sheets, on the cost method, and has received no distributions during the three years ended December 31, 2008.

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

              The following table sets forth certain condensed consolidated financial information with respect to STOR-Re (representing 100% of this entity's operations and not the Partnership's pro-rata share):

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008


                                                          2008        2007
                                                     ------------  ------------
                                                        (Amounts in thousands)
   For the year ended December 31,
   -------------------------------
   Net investment income...........................   $     675     $     871
   Loss and loss adjustment expense................        (500)          855
   Other expenses..................................        (258)         (248)
                                                     ------------  ------------
   Net income (loss)...............................   $     (83)    $   1,478
                                                     ============  ============
   At December 31,
   ---------------
   Total assets (primarily cash and other
      investments).................................   $  20,162     $  21,732
   Liabilities for losses and loss adjustment             4,946         6,917
      expenses.....................................
   Other liabilities...............................         725           764
   Member's surplus................................      14,491        14,051

              Premiums paid to the Captive Entities for the years ended December
         31,  2008,   2007  and  2006  were   $103,000,   $88,000  and  $97,000,
         respectively.

         Other Activities with PS
         ------------------------

              PS Insurance Company - Hawaii, Ltd. ("PSIC"), a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS' storage facilities. PSIC receives the premiums and bears the risks associated with the re-insurance. The Partnership receives a fee (an "Access Fee") from PSIC in return for providing tenant listings. This Access Fee is based on the number of spaces the Partnership has to rent. Included in other income on our accompanying statements of income for these Access Fees are $412,000, $199,000 and $110,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Included in other income for 2008 are additional Access Fees paid by PSIC totaling $65,000 for amounts earned in 2007. These additional Access Fees were paid in 2008 as a result of a change in PSIC's accounting estimates which determine such fees.

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

              Taxable net income (unaudited) was $9,113,000, $8,715,000 and $8,857,000 for the years ended December 31, 2008, 2007 and 2006 respectively. The difference between taxable net income and net income is primarily related to depreciation expense resulting from differences in depreciation and capitalization methodologies.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008


7.       SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           Three Months Ended
                                            -------------------------------------------------------------------------------
                                            March 31, 2008      June 30, 2008      September 30, 2008     December 31, 2008
                                            ---------------    ----------------    ------------------     -----------------
Rental Income                                $    2,804,000     $    2,895,000      $    2,975,000        $    2,827,000
Cost of Operations (including
   management fees and depreciation)         $    1,004,000     $    1,034,000      $    1,008,000        $      898,000
Net Income                                   $    2,184,000     $    2,206,000      $    2,522,000        $    2,338,000
Net Income Per Limited Partner Unit          $        41.05     $        41.28      $        47.08        $        43.87
Cash Distributions                           $    2,101,000     $    2,155,000      $    2,478,000        $    2,263,000


                                                                           Three Months Ended
                                            -------------------------------------------------------------------------------
                                            March 31, 2008      June 30, 2008      September 30, 2008     December 31, 2008
                                            ---------------    ----------------    ------------------     -----------------
Rental Income                                $    2,808,000     $    2,827,000      $    2,858,000        $    2,778,000
Cost of Operations (including
   management fees and depreciation)         $    1,021,000     $    1,023,000      $    1,002,000        $      925,000
Net Income                                   $    2,127,000     $    2,145,000      $    2,252,000        $    2,285,000
Net Income Per Limited Partner Unit          $        39.97     $        28.40      $        40.08        $        42.90
Cash Distributions                           $    2,047,000     $    3,987,000      $    2,532,000        $    2,208,000


8.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Brinkley v. Public Storage,  Inc. (filed April 2005) (Superior Court of
         -----------------------------------------------------------------------
         California - Los Angeles County)
         --------------------------------


              The plaintiff sued PS on behalf of a purported class of California non-exempt employees based on various California wage and hour laws and seeking monetary damages and injunctive relief. In May 2006, a motion for class certification was filed seeking to certify five subclasses. Plaintiff sought certification for alleged meal period violations, rest period violations, failure to pay for travel time, failure to pay for mileage reimbursement, and for wage statement violations. In October 2006, the Court declined to certify three out of the five subclasses. The Court did, however, certify subclasses based on alleged meal period and wage statement violations. Subsequently, PS filed a motion for summary judgment seeking to dismiss the matter in its entirety. On June 22, 2007, the Court granted PS' summary judgment motion as to the causes of action relating to the subclasses certified and dismissed those claims. The only surviving claims are those relating to the named plaintiff. The plaintiff has filed an appeal to the Court's June 22, 2007 summary judgment ruling. On October 28, 2008, the Court of Appeals sustained the trial court's ruling. The plaintiff filed a petition for review with the California Supreme Court, which was granted but further action in this matter was deferred pending consideration and disposition of a related issue in Brinker Restaurant Corp. v. Superior Court which is currently pending before the California Supreme Court.

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

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation



                                         Initial Cost
                                 ------------------------------
                                                                   Costs Subsequent
                                                  Buildings &       to Construction
         Description                Land           Equipment        (Improvements)
-----------------------------    -------------   -------------     ------------------
    CALIFORNIA
Concord                             $349,000         $805,000            $398,000
Tustin                               517,000          844,000             517,000
Pasadena                             379,000          496,000             311,000
Azusa                                501,000        1,093,000             386,000
Redlands                             227,000          771,000             410,000
Riverside                             51,000          595,000             365,000
Oakland                              177,000          650,000             406,000
Richmond                             225,000          639,000             444,000
Santa Clara                          633,000        1,156,000             614,000
San Carlos                           396,000          902,000             239,000
Sacramento/Howe                      194,000          666,000             358,000
Sacramento/West Capitol              100,000          719,000             697,000

    FLORIDA
Miami/Airport Expressway             186,000          442,000             405,000
Miami/Cutler Ridge                   525,000          901,000             198,000
Pembroke Park                        255,000          607,000             583,000
Ft. Lauderdale/I-95 & 23rd Ave.      243,000          611,000             573,000
Ft. Lauderdale/I-95 & Sunrise        286,000          690,000             644,000
                                 -------------   -------------     -----------------
                                  $5,244,000      $12,587,000          $7,548,000
                                 =============   =============     =================


                                             Gross Carrying Amount
                                              at December 31, 2008
                                 -----------------------------------------------

                                                 Buildings &                        Accumulated          Date
         Description               Land           Equipment            Total        Depreciation       Completed
-----------------------------    ------------   ---------------     ------------    -------------    --------------
    CALIFORNIA
Concord                             $349,000       $1,203,000        $1,552,000       $1,098,000         01/79
Tustin                               517,000        1,361,000         1,878,000        1,231,000         12/78
Pasadena                             379,000          807,000         1,186,000          739,000         11/79
Azusa                                501,000        1,479,000         1,980,000        1,410,000         11/78
Redlands                             227,000        1,181,000         1,408,000        1,085,000         02/79
Riverside                             51,000          960,000         1,011,000          932,000         05/79
Oakland                              177,000        1,056,000         1,233,000          996,000         04/79
Richmond                             225,000        1,083,000         1,308,000        1,012,000         03/79
Santa Clara                          633,000        1,770,000         2,403,000        1,604,000        6 & 7/79
San Carlos                           396,000        1,141,000         1,537,000        1,119,000         10/79
Sacramento/Howe                      194,000        1,024,000         1,218,000          974,000         08/79
Sacramento/West Capitol              100,000        1,416,000         1,516,000        1,129,000         06/79

    FLORIDA
Miami/Airport Expressway             186,000          847,000         1,033,000          781,000         01/79
Miami/Cutler Ridge                   302,000        1,322,000         1,624,000        1,144,000         04/79
Pembroke Park                        255,000        1,190,000         1,445,000        1,086,000         07/79
Ft. Lauderdale/I-95 & 23rd Ave.      243,000        1,184,000         1,427,000        1,065,000         07/79
Ft. Lauderdale/I-95 & Sunrise        286,000        1,334,000         1,620,000        1,237,000         10/79
                                 ------------   ---------------     ------------    -------------
                                  $5,021,000      $20,358,000       $25,379,000      $18,642,000
                                 ============   ================    ============    =============

Note:    Buildings are depreciated over a useful life of 25 years.

                       Public Storage Properties IV, Ltd.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)


           Reconciliation of Real Estate and Accumulated Depreciation


                                                             2008                     2007
                                                      -------------------      ------------------
Investment in Real Estate
   Balance at the beginning of the year               $       24,960,000       $       24,649,000

   Additions through capital expenditures                        419,000                  311,000
                                                      -------------------      ------------------
Balance at the end of the year                        $       25,379,000       $       24,960,000
                                                      ===================      ==================

Accumulated Depreciation
   Balance at the beginning of the year               $       18,220,000       $       17,799,000

   Depreciation expense                                          422,000                  421,000
                                                      -------------------      ------------------
   Balance at the end of the year                     $       18,642,000       $       18,220,000
                                                      ===================      ==================

    (a) The aggregate depreciable cost, prior to depreciation, of real estate (excluding land) for federal income tax purposes is $18,691,000 (unaudited).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DATED: March 25, 2009

                                        PUBLIC STORAGE PROPERTIES IV, LTD.

                                        BY:  Public Storage
                                             General Partner

                                             BY:   /s/ John Reyes
                                                   -------------------------
                                                   John Reyes
                                                   Senior Vice President and
                                                   Chief Financial Officer

Exhibit No.                  Exhibit Index
-----------    -----------------------------------------------

31.1           Rule 13a - 14(a) Certification. Filed herewith.

31.2           Rule 13a - 14(a) Certification. Filed herewith.

32             Section 1350 Certifications. Filed herewith.