Form 10-Q
period 2009-03-31
PUBLIC STORAGE PROPERTIES IV LTD
filed 2009-05-14
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2009.
                                    ---------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to             .
                                    -------------   ------------

     Commission File Number: 0-8908
                             ------

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       ----------------------------------
             (Exact name of Registrant as specified in its charter)

             California                                    95-3192402
---------------------------------------------    -------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                   Identification Number)

  701 Western Avenue, Glendale, California                 91201-2349
---------------------------------------------    -------------------------------
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

                           [X] Yes             [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                           [ ] Yes             [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

    Large Accelerated Filer [ ]            Accelerated Filer        [ ]
    Non-accelerated Filer   [X]            Smaller ReportingCompany [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           [ ] Yes             [X] No

The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at May 13, 2009: 40,000.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                      INDEX

                                                                         Pages
                                                                         -----

PART I.  FINANCIAL INFORMATION (Item 3 not applicable)
         ---------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets at March 31, 2009
         and December 31, 2008                                               1

         Condensed Statements of Income for the
         Three Months Ended March 31, 2009 and 2008                          2

         Condensed Statement of Partners' Equity for the
         Three Months Ended March 31, 2009                                   3

         Condensed Statements of Cash Flows for the
         Three Months Ended March 31, 2009 and 2008                          4

         Notes to Condensed Financial Statements                        5 - 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 11 - 14

Item 4.  Controls and Procedures                                            15

PART II. OTHER INFORMATION (Items 2 - 5 not applicable)
         -----------------

Item 1.  Legal Proceedings                                                  16

Item 1A. Risk Factors                                                       16

Item 6.  Exhibits                                                           16

[PG NUMBER]


                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                             March 31,            December 31,
                                                               2009                   2008
                                                          ----------------       ----------------
                                                            (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                                 $      1,187,000       $      1,139,000
Rent and other receivables                                          78,000                 74,000

Real estate facilities, at cost:
     Buildings and equipment                                    20,381,000             20,358,000
     Land                                                        5,021,000              5,021,000
                                                          ----------------       ----------------
                                                                25,402,000             25,379,000

     Less accumulated depreciation                             (18,741,000)           (18,642,000)
                                                          ----------------       ----------------
                                                                 6,661,000              6,737,000

Other assets                                                       111,000                124,000
                                                          ----------------       ----------------
Total assets                                              $      8,037,000       $      8,074,000
                                                          ================       ================

                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------

Accounts payable and accrued liabilities                  $        428,000       $        270,000
Deferred revenue                                                   303,000                297,000
                                                          ----------------       ----------------
         Total liabilities                                         731,000                567,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                        5,425,000              5,574,000
     General partners' equity                                    1,881,000              1,933,000
                                                          ----------------       ----------------
     Total partners' equity                                      7,306,000              7,507,000
                                                          ----------------       ----------------
Total liabilities and partners' equity                    $      8,037,000       $      8,074,000
                                                          ================       ================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended
                                                                   March 31,
                                                     -------------------------------------
                                                            2009                2008
                                                     ----------------     ----------------
  REVENUES:

  Rental income                                      $     2,786,000      $     2,804,000
  Other income                                                81,000               98,000
  Revenues from affiliate under
      performance agreement                                  330,000              314,000
                                                     ---------------      ---------------
                                                           3,197,000            3,216,000
                                                     ---------------      ---------------
  COSTS AND EXPENSES:

  Cost of operations                                         735,000              740,000
  Management fees paid to affiliate                          167,000              168,000
  Depreciation                                                99,000               96,000
  Administrative                                              27,000               28,000
                                                     ---------------      ---------------
                                                           1,028,000            1,032,000
                                                     ---------------      ---------------
  NET INCOME                                         $     2,169,000      $     2,184,000
                                                     ===============      ===============


  Limited partners' share of net income              $     1,560,000      $     1,642,000
  General partners' share of net income                      609,000              542,000
                                                     ---------------      ---------------
                                                     $     2,169,000      $     2,184,000
                                                     ===============      ===============


  Limited partners' share of net income per unit
     (40,000 units outstanding)                      $         39.00      $         41.05
                                                     ===============      ===============

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)




                                      Limited            General        Total Partners'
                                     Partners'          Partners'            Equity
                                 ----------------   ----------------   ----------------

Balance at December 31, 2008     $      5,574,000   $      1,933,000   $      7,507,000

Net income                              1,560,000            609,000          2,169,000

Cash distributions                     (1,760,000)          (610,000)        (2,370,000)

Equity transfer                            51,000            (51,000)                -
                                 ----------------   ----------------   ----------------
Balance at March 31, 2009        $      5,425,000   $      1,881,000   $      7,306,000
                                 ================   ================   ================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                          -------------------------------
                                                                              2009               2008
                                                                          ------------       ------------
Cash flows from operating activities:
     Net income                                                           $  2,169,000       $  2,184,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                           99,000             96,000
         (Increase) decrease in rent and other receivables                      (4,000)            26,000
         Decrease in other assets                                               13,000             14,000
         Increase in accounts payable and accrued liabilities                  158,000             91,000
         Increase in deferred revenue                                            6,000                  -
                                                                          ------------       ------------
              Total adjustments                                                272,000            227,000
                                                                          ------------       ------------
              Net cash provided by operating activities                      2,441,000          2,411,000
                                                                          ------------       ------------
Cash flows from investing activities:

     Additions to real estate facilities                                       (23,000)           (12,000)
                                                                          ------------       ------------
              Net cash used in investing activities                            (23,000)           (12,000)
                                                                          ------------       ------------
Cash flows from financing activities:

     Distributions paid to partners                                         (2,370,000)        (2,101,000)
                                                                          ------------       ------------
              Net cash used in financing activities                         (2,370,000)        (2,101,000)
                                                                          ------------       ------------
Net increase in cash and cash equivalents                                       48,000            298,000

Cash and cash equivalents at the beginning of the period                     1,139,000            787,000
                                                                          ------------       ------------
Cash and cash equivalents at the end of the period                        $  1,187,000       $  1,085,000
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

          The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on the same basis as our audited annual financial statements and, in our opinion reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited financial statements and notes thereto as of December 31, 2008, are adequate to make the information presented not misleading.

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

     Real Estate Facilities and Evaluation of Asset Impairment:
     ----------------------------------------------------------

          Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At March 31, 2009, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development costs of such buildings are fully depreciated.

          We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment such as a) a significant decrease in the market price of real estate, b) a significant adverse change in the extent or manner in which real estate is being used or in its physical condition, c) a significant adverse change in legal factors or the business climate that could affect the value of the real estate, d) an accumulation of costs significantly in excess of the amount originally projected for the acquisition of or construction of the real estate, or e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the real estate. When any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at March 31, 2009.

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

     Deferred Revenue:
     -----------------

          Deferred revenue totaling $303,000 at March 31, 2009 ($297,000 at December 31, 2008), consists of prepaid rents, which are recognized as rental income when earned.

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

     Recent Accounting Pronouncements and Guidance:
     ----------------------------------------------

          As of May 14, 2009, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to March 31, 2009, that would have a material impact upon reporting the operations or financial position of the Partnership.

     Segment Reporting:
     ------------------

          The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.   CASH DISTRIBUTIONS

          The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. During the three months ended March 31, 2009, we paid cash distributions to the limited and general partners totaling $1,760,000 ($44.00 per unit) and $610,000, respectively. During the three months ended March 31, 2008, we paid cash distributions to the limited and general partners totaling $1,560,000 ($39.00 per unit) and $541,000, respectively. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other obligations.

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

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.   RELATED PARTY TRANSACTIONS

     Management Agreements and Shared Expenses with Affiliates
     ---------------------------------------------------------

          The Partnership has a management agreement (the "Management Agreement") with PS pursuant to which PS operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended March 31, 2009 and 2008, the Partnership paid PS $167,000 and $168,000, respectively, under this Management Agreement.

          The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

          A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with a subsidiary of PS (the "PS Sub"). Following the commencement of the Performance Agreement in March 2001, the facility was initially expanded to include industrial space, and this industrial space was subsequently converted to self-storage space. These improvements, along with any other subsequent improvements or capital expenditures during the term of the Performance Agreement, are entirely funded by the PS Sub. During the term of the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the Performance Agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PS in the market in which this facility is located (the "Guaranteed Amounts"). The Performance Agreement expires on December 31, 2015, at which time the Partnership will commence collecting the actual net operating income currently earned by the PS Sub from operating the Azusa Property, and the Guaranteed Amounts will no longer apply. The PS Sub recorded revenues of $497,000 and $484,000 in the three months ended March 31, 2009 and 2008, respectively, and incurred operating expenses of $181,000 for each of the three month periods ended March 31, 2009 and 2008, respectively, with respect to the operation of the Azusa Property. Capital expenditures for the Azusa Property totaled $4,000 and $10,000, in the three months ended March 31, 2009 and 2008, respectively. Average occupancy of the Azusa Property was 88.7% and 76.5% during the three months ended March 31, 2009 and 2008, respectively. The lower average occupancy during 2008 is primarily due to the fill-up of expanded self-storage space which was completed at the Azusa property, and paid for by the PS Sub, during 2006. Included in the line item "revenues from affiliate under performance agreement" in the Partnership's accompanying condensed statements of income, is the Guaranteed Amounts earned by the Partnership under the Performance Agreement.

          The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses included in cost of operations on our accompanying condensed statements of income, amounted to $453,000 and $452,000 for the three months ended March 31, 2009 and 2008, respectively.

     Ownership Interest by the General Partners
     ------------------------------------------

          In addition to the general partnership interests outlined in Note 4, PS owns 11,671 Limited Partnership Units ("Units"), as to which PS has sole voting and dispositive power.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



          At December 31, 2008, Hughes and members of his family (the "Hughes Family") owned 6,198 Units. Hughes owned 5,892 Units, as to which Hughes had sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owned 306 Units as to which Tamara Hughes Gustavson had sole voting and dispositive power. On January 1, 2009, PS exercised its option to acquire the 306 Units held by Tamara Hughes Gustavson for a cost of approximately $136,000. At March 31, 2009, Hughes owns 5,892 Units.

          In addition, there are 7,299 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS management and related individuals own approximately 6%.

     Captive Insurance Activities with PS
     ------------------------------------

          The  Partnership  has a 1.8%  ownership  interest  in  STOR-Re  Mutual
     Insurance  Corporation  ("STOR-Re"),   which  was  formed  in  1994  as  an
     association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets in our accompanying condensed balance sheets, on the cost method, and has received no distributions during the three months ended March 31, 2009.

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

     Other Activities with PS
     ------------------------

          PS Insurance Company - Hawaii, Ltd. ("PSIC"), a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS' storage facilities. PSIC receives the premiums and bears the risks associated with the re-insurance. The Partnership receives a fee (an "Access Fee") from PSIC in return for providing tenant listings. This Access Fee is based on the number of spaces the Partnership has to rent. Included in other income on our accompanying condensed statements of income for these Access Fees are $76,000 and $85,000 for the three months ended March 31, 2009 and 2008, respectively.

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
         ------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

          Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" in the Public Storage Properties IV, Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 and in our other filings with the Securities and Exchange Commission ("SEC"). These risks include, among others, the following:

     o general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, adverse changes in tax, real estate and zoning laws and regulations, and the impact of natural disasters;

     o risks associated with downturns in the local economies in the markets in which we operate, including risks related to the current global fiscal crisis;

     o the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

     o the impact of the regulatory environment as well as national, state, and local laws and regulations;

     o    disruptions or shutdowns of our automated processes and systems; and

     o    economic uncertainty due to the impact of war or terrorism.

          The risks included here are not exhaustive as it is not possible for management to predict all possible risk factors that may exist or emerge from time to time. Investors should refer to our future reports and other information filed from time to time with the SEC for additional information.

     CRITICAL ACCOUNTING POLICIES
     ----------------------------

          Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and accompanying notes. The notes to the Partnership's March 31, 2009 condensed financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our condensed financial statements and related disclosures.

          Management believes the following are critical accounting policies the application of which has a material impact on the Partnership's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

          IMPAIRMENT OF REAL ESTATE: Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment includes determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at March 31, 2009. However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on the Partnership's financial condition and results of operations.

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

          ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's March 31, 2009 condensed financial statements.

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

     RESULTS OF OPERATIONS
     ---------------------

          THREE MONTHS ENDED MARCH 31, 2009 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2008:

          The Partnership's net income for the three months ended March 31, 2009 was $2,169,000, as compared to $2,184,000 for the same period in 2008, representing a decrease of $15,000 or 0.7%. Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) decreased $15,000 or 0.8% from $1,800,000 for the three months ended March 31, 2008 to $1,785,000 for the three months ended March 31, 2009.

          Rental income for the three months ended March 31, 2009 was $2,786,000 as compared to $2,804,000 for the three months ended March 31, 2008, representing a decrease of $18,000 or 0.6%. The decrease in rental income is attributable primarily to a decrease in annualized realized rent for the three months ended March 31, 2009 to $15.22 per occupied square foot, as compared to $15.41 per occupied square foot for the same period in 2008, offset by a slight increase in the weighted average occupancy levels at the self-storage facilities from 89.5% for the three months ended March 31, 2008 to 89.6% for the same period in 2009. These amounts exclude the property operated pursuant to the management and performance agreement with a subsidiary of PS (the "PS Sub"). See Note 5 to the Partnership's March 31, 2009 condensed financial statements for additional information.

          We believe that demand for self-storage space has been negatively impacted by general economic conditions, the slow down in housing sales and moving activity, as well as increased competition. It is unclear to us how much we have been negatively impacted by these factors, and how much these factors may impact us going forward.

          Other income was $81,000 for the three months ended March 31, 2009, as compared to $98,000 for the three months ended March 31, 2008, representing a decrease of $17,000 or 17.3%. Included in other income are access fees paid by PS Insurance Company - Hawaii, Ltd. ("PSICH"), a corporation owned by PS (described more fully in Note 5 to the Partnership's March 31, 2009 condensed financial statements), totaling $76,000 and $85,000 for the three months ended March 31, 2009 and 2008, respectively. Included in other income for the three months ended March 31, 2008 are access fees totaling $27,000, which represent changes in accounting estimates recorded in 2008 with respect to fees that were earned in 2007. Additional similar adjustments were made in later periods in 2008 as the 2007 fees continued to be evaluated. Amounts recorded in the three months ended March 31, 2009 reflect the current ongoing level of access fees based upon current activity levels. Other income for the three months ended March 31, 2009 as compared to the same period in 2008 reflects a decline in interest income on cash balances. While the Partnership had higher average cash balances, interest rates were significantly lower in the three months ended March 31, 2009 as compared to the same period in 2008. The Partnership has $1,187,000 in cash on hand at March 31, 2009 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment.

          Revenues from Affiliates under the Performance Agreement increased $16,000 or 5.1% to $330,000 for the three months ended March 31, 2009 from $314,000 for the three months ended March 31, 2008. See Note 5 to the Partnership's March 31, 2009 condensed financial statements for further discussion of the nature of these revenues.

          Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership's March 31, 2009 condensed financial statements) for the three months ended March 31, 2009 was $902,000 compared to $908,000 for the three months ended March 31, 2008, representing a decrease of $6,000, as reductions in repairs and maintenance, payroll and eviction costs, were mostly offset by increases in advertising and promotion, property tax and utilities expenses.

          Depreciation expense was $99,000 and $96,000 for the three months ended March 31, 2009 and 2008, respectively, representing an increase of $3,000.

          Administrative expense was $27,000 and $28,000 in the three months ended March 31, 2009 and 2008, respectively, representing a decrease of $1,000 or 3.6%. This decrease is due to lower allocated expenses.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

          Cash generated from operations ($2,441,000 for the three months ended March 31, 2009) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $23,000 and $12,000 in the three months ended March 31, 2009 and 2008, respectively. Capital improvements are budgeted at $414,000 for the year ending December 31, 2009.

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

     DISTRIBUTIONS
     -------------

          The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. During the three months ended March 31, 2009, we paid cash distributions to the limited and general partners totaling $1,760,000 ($44.00 per unit) and $610,000, respectively. During the three months ended March 31, 2008, we paid cash distributions to the limited and general partners totaling $1,560,000 ($39.00 per unit) and $541,000, respectively. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

          The  information  set forth under the heading "Legal  Proceedings"  in
     Note 6 to the Partnership's March 31, 2009 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A. RISK FACTORS
         ------------

          As of March 31, 2009, no material changes had occurred in our risk factors as discussed in Item 1A of the Public Storage Properties IV, Ltd. Annual Report on Form 10-K for the year ended December 31, 2008.

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







                                             DATED: May 14, 2009

                                             PUBLIC STORAGE PROPERTIES IV, LTD.

                                             BY: Public Storage
                                                 General Partner

                                                 BY:   /s/ John Reyes
                                                       ------------------------
                                                       John Reyes
                                                       Senior Vice President and
                                                       Chief Financial Officer

EXHIBIT NO.                      EXHIBIT INDEX
-----------  ----------------------------------------------------------------



31.1         Rule 13a-14(a) Certification. Filed herewith.

31.2         Rule 13a-14(a) Certification. Filed herewith.

32           Section 1350 Certifications. Filed herewith.

                                                            Exhibit 31.1

                         RULE 13a - 14(a) CERTIFICATION


I, Ronald L. Havner, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Public Storage Properties IV, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b)   [paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986]

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/    Ronald L. Havner, Jr.
------------------------------------
Name:  Ronald L. Havner, Jr.
Title: Chief Executive Officer of Public Storage, Corporate General Partner
Date:  May 14, 2009