Form 10-Q
period 2009-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2009-08-13
CIK 225775

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009
                               -------------

                                       or

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

                                 [ ] Yes [X] No

The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit. Number of units outstanding at August 13, 2009: 40,000.

                       PUBLIC STORAGE PROPERTIES IV, LTD.

                                      INDEX

                                                                           Pages

PART I.       FINANCIAL INFORMATION (Item 3 not applicable)
              ---------------------

Item 1.       Financial Statements (Unaudited)

              Condensed Balance Sheets at June 30, 2009
              and December 31, 2008                                            1

              Condensed Statements of Income for the
              Three and Six Months Ended June 30, 2009 and 2008                2

              Condensed Statement of Partners' Equity for the
              Six Months Ended June 30, 2009                                   3

              Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2009 and 2008                          4

              Notes to Condensed Financial Statements                     5 - 10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations              11 - 15

Item 4.       Controls and Procedures                                         16

PART II.      OTHER INFORMATION (Items 2 - 5 not applicable)
              -----------------

Item 1.       Legal Proceedings                                               17

Item 1A.      Risk Factors                                                    17

Item 6.       Exhibits                                                        17

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                            CONDENSED BALANCE SHEETS


                                                                                June 30,             December 31,
                                                                                  2009                   2008
                                                                            -------------------    -------------------
                                                                              (Unaudited)

                                                       ASSETS
                                                       ------

Cash and cash equivalents                                                   $      1,199,000       $      1,139,000
Rent and other receivables                                                           187,000                 74,000

Real estate facilities, at cost:
     Buildings and equipment                                                      20,535,000             20,358,000
     Land                                                                          5,021,000              5,021,000
                                                                            -------------------    -------------------
                                                                                  25,556,000             25,379,000

     Less accumulated depreciation                                               (18,851,000)           (18,642,000)
                                                                            -------------------    -------------------
                                                                                   6,705,000              6,737,000

Other assets                                                                          99,000                124,000
                                                                            -------------------    -------------------
Total assets                                                                $      8,190,000       $      8,074,000
                                                                            ===================    ===================

                                          LIABILITIES AND PARTNERS' EQUITY
                                          --------------------------------

Accounts payable and accrued liabilities                                    $        327,000       $        270,000
Deferred revenue                                                                     276,000                297,000
                                                                            -------------------    -------------------
         Total liabilities                                                           603,000                567,000

Commitments and contingencies (Note 6)

Partners' equity:
     Limited partners' equity, $500 per unit, 40,000 units
       authorized, issued and outstanding                                          5,633,000              5,574,000
     General partners' equity                                                      1,954,000              1,933,000
                                                                            -------------------    -------------------
     Total partners' equity                                                        7,587,000              7,507,000
                                                                            -------------------    -------------------
Total liabilities and partners' equity                                      $      8,190,000       $      8,074,000
                                                                            ===================    ===================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                            June 30,
                                                            2009               2008              2009              2008
                                                      ---------------    ---------------   ---------------   ---------------
  REVENUES:
  Rental income                                       $    2,786,000     $    2,895,000    $    5,572,000    $    5,699,000
  Other income                                               176,000             67,000           257,000           165,000
  Revenues from affiliate under
      performance agreement                                  345,000            321,000           675,000           635,000
                                                      ---------------    ---------------   ---------------   ---------------
                                                           3,307,000          3,283,000         6,504,000         6,499,000
                                                      ---------------    ---------------   ---------------   ---------------
  COSTS AND EXPENSES:

  Cost of operations                                         713,000            755,000         1,448,000         1,495,000
  Management fees paid to affiliate                          167,000            173,000           334,000           341,000
  Depreciation                                               110,000            106,000           209,000           202,000
  Administrative                                              42,000             43,000            69,000            71,000
                                                      ---------------    ---------------   ---------------   ---------------
                                                           1,032,000          1,077,000         2,060,000         2,109,000
                                                      ---------------    ---------------   ---------------   ---------------
  NET INCOME                                          $    2,275,000     $    2,206,000    $    4,444,000    $    4,390,000
                                                      ===============    ===============   ===============   ===============
  Limited partners' share of net income               $    1,759,000     $    1,651,000    $    3,319,000    $    3,293,000
  General partners' share of net income                      516,000            555,000         1,125,000         1,097,000
                                                      ---------------    ---------------   ---------------   ---------------
                                                      $    2,275,000     $    2,206,000    $    4,444,000    $    4,390,000
                                                      ===============    ===============   ===============   ===============

  Limited partners' share of net income per unit
     (40,000 units outstanding)                       $        43.98     $        41.28    $        82.98    $        82.33
                                                      ===============    ===============   ===============   ===============

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     CONDENSED STATEMENT OF PARTNERS' EQUITY
                                   (UNAUDITED)




                                    Limited        General     Total Partners'
                                   Partners'      Partners'        Equity
                                -------------- -------------  -----------------
Balance at December 31, 2008    $  5,574,000   $  1,933,000   $   7,507,000

Net income                         3,319,000      1,125,000       4,444,000

Cash distributions                (3,240,000)    (1,124,000)     (4,364,000)

Equity transfer                      (20,000)        20,000              -
                                -------------- -------------  -----------------
Balance at June 30, 2009        $  5,633,000   $  1,954,000   $   7,587,000
                                ============== =============  =================

                            See accompanying notes.
                                      3

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                         Six Months Ended
                                                                             June 30,
                                                                  ---------------------------------
                                                                      2009                2008
                                                                  --------------     --------------
Cash flows from operating activities:
     Net income                                                   $  4,444,000       $  4,390,000

     Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation                                                  209,000            202,000
         (Increase) decrease in rent and other receivables            (113,000)            17,000
         Decrease in other assets                                       25,000             24,000
         Increase in accounts payable and accrued liabilities           57,000            225,000
         Decrease in deferred revenue                                  (21,000)           (21,000)
                                                                  --------------     --------------
              Total adjustments                                        157,000            447,000
                                                                  --------------     --------------
              Net cash provided by operating activities              4,601,000          4,837,000
                                                                  --------------     --------------
Cash flows from investing activities:

     Additions to real estate facilities                              (177,000)          (187,000)
                                                                  --------------     --------------
              Net cash used in investing activities                   (177,000)          (187,000)
                                                                  --------------     --------------
Cash flows from financing activities:

     Distributions paid to partners                                 (4,364,000)        (4,256,000)
                                                                  --------------     --------------
              Net cash used in financing activities                 (4,364,000)        (4,256,000)
                                                                  --------------     --------------
Net increase in cash and cash equivalents                               60,000            394,000

Cash and cash equivalents at the beginning of the period             1,139,000            787,000
                                                                  --------------     --------------
Cash and cash equivalents at the end of the period                $  1,199,000       $  1,181,000
                                                                  ==============     ==============

                            See accompanying notes.
                                      4

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

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

                  The accompanying unaudited condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") on the same basis as our audited annual financial statements and, in our opinion reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures, when read in conjunction with the audited financial statements and notes thereto as of December 31, 2008, are adequate to make the information presented not misleading. The Partnership has evaluated subsequent events through August 13, 2009, which represents the filing date of this Form 10-Q with the SEC. As of August 13, 2009, there were no subsequent events which required recognition or disclosure.

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

                  Cost of operations, general and administrative expense, as well as television, yellow page, and other advertising expenditures are expensed as incurred. Casualty losses or gains are recognized in the period the casualty occurs, based upon the differential between the book value of assets destroyed, and estimated insurance proceeds, if any, that we expect to receive in accordance with our insurance contracts.

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

         Financial Instruments:
         ----------------------

                  The Partnership has estimated the fair value of its financial instruments using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop estimates of market value. Accordingly, estimated fair values are not necessarily indicative of the amounts that could be realized in current market exchanges.

                  For purposes of financial statement presentation, the Partnership considers all highly liquid financial instruments such as short-term treasury securities, money market funds with daily liquidity and a rating in excess of AAA by Standard and Poor's, or investment grade short-term commercial paper with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

                  Due to the short period to maturity and the underlying characteristics of our cash and cash equivalents, other assets, and accrued and other liabilities, the Partnership believes the carrying values as presented on the condensed balance sheets are reasonable estimates of fair value.

                  Financial assets that are exposed to credit risk consist primarily of cash and cash equivalents as well as rent and other receivables.

         Real Estate Facilities and Evaluation of Asset Impairment:
         ----------------------------------------------------------

                  Real estate facilities are recorded at cost. Costs associated with the development, construction, renovation and improvement of properties are capitalized. Interest, property taxes, and other costs associated with the development incurred during the construction period are capitalized as building cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which are generally between 5 and 25 years. At June 30, 2009, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development costs of such buildings are fully depreciated.

                  We evaluate our real estate for impairment on a quarterly basis. We first evaluate these assets for indicators of impairment, and when any such indicators of impairment are noted, we compare the carrying value of the real estate to the future estimated undiscounted cash flows attributable to the real estate. If the real estate's recoverable amount is less than the carrying value, then an impairment charge is booked for the excess of carrying value over the real estate's fair value. Our evaluations have identified no such impairments at June 30, 2009.

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

         Deferred Revenue:
         -----------------

                  Deferred revenue totaling $276,000 at June 30, 2009 ($297,000 at December 31, 2008), consists of prepaid rents, which are recognized as rental income when earned.

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

         Recent Accounting Pronouncements and Guidance:
         ----------------------------------------------

                  As of August 13, 2009, there have been no recent accounting pronouncements and guidance, which were not effective for implementation prior to June 30, 2009, that would have a material impact upon reporting the operations or financial position of the Partnership.

         Segment Reporting:
         ------------------

                  The Partnership only has one reportable segment as defined within Statement of Financial Accounting Standards No. 131.

3.       CASH DISTRIBUTIONS

                  The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) needs to be distributed at least quarterly. During the three months ended June 30, 2009, we paid cash distributions to the limited and general partners totaling $1,480,000 ($37.00 per unit) and $514,000, respectively, and $1,600,000 ($40.00 per unit) and $555,000, respectively, for the same period in 2008. During the six months ended June 30, 2009, we paid cash distributions to the limited and general partners totaling $3,240,000 ($81.00 per unit) and $1,124,000,  respectively,  and $3,160,000  ($79.00 per unit)
         and $1,096,000, respectively, for the same period in 2008. Future distribution rates may be adjusted to levels, which are supported by operating cash flow after capital improvements and any other obligations.

4.       PARTNERS' EQUITY

                  PS and Hughes are general partners of the Partnership. In 1995, Hughes contributed his ownership and rights to distributions from

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

5.       RELATED PARTY TRANSACTIONS

         Management Agreements and Shared Expenses with Affiliates
         ---------------------------------------------------------

                  The Partnership has a management agreement (the "Management Agreement") with PS pursuant to which PS operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined). For the three months ended June 30, 2009 and 2008, the Partnership paid PS $167,000 and $173,000, respectively, under this Management Agreement. For the six months ended June 30, 2009 and 2008, the Partnership paid PS $334,000 and $341,000, respectively, under this Management Agreement.

                  The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

                  A real estate facility owned by the Partnership (the "Azusa Property") is operated pursuant to a management and performance agreement (the "Performance Agreement") with a subsidiary of PS (the "PS Sub"). Following the commencement of the Performance Agreement in March 2001, the facility was initially expanded to include industrial space, and this industrial space was subsequently converted to self-storage space. These improvements, along with any other subsequent improvements or capital expenditures during the term of the Performance Agreement, are entirely funded by the PS Sub. During the term of the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the Performance Agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PS in the market in which this facility is located (the "Guaranteed Amounts"). The Performance Agreement expires on December 31, 2015, at which time the Partnership will commence collecting the actual net operating income currently earned by the PS Sub from operating the Azusa Property, and the Guaranteed Amounts will no longer apply. The PS Sub recorded revenues of $1,026,000 and $951,000 for the six months ended June 30, 2009 and 2008, respectively, and cost of operations totaling $341,000 and $339,000 in the six months ended June 30, 2009 and 2008, respectively, with respect to the operation of the Azusa property. Capital expenditures for the Azusa property totaled $4,000 and $1,000 in the six months ended June 30, 2009 and 2008, respectively. Average occupancy of the Azusa Property was 89.2% and 81.1% during the six months ended June 30, 2009 and 2008, respectively. The lower average occupancy during the six months ended June 30, 2008 is primarily due to the fill-up of expanded self-storage space which was completed at the Azusa property, and paid for by the PS Sub, during 2006. Included in the line item "revenues from affiliate under performance agreement" in the Partnership's accompanying condensed statements of income, is the Guaranteed Amounts earned by the Partnership under the Performance Agreement.

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                  The Partnership's facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies. Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities. As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities. The total of such expenses included in cost of operations on our accompanying condensed statements of income, amounted to $462,000 and $501,000 for the three months ended June 30, 2009 and 2008, respectively, and $915,000 and $953,000 for the six months ended June 30, 2009 and 2008, respectively.

         Ownership Interest by the General Partners
         ------------------------------------------

                  In addition to the general  partnership  interests outlined in
         Note 4, PS owns 11,671 Limited Partnership Units ("Units"), as to which PS has sole voting and dispositive power.

                  At December 31, 2008, Hughes and members of his family (the "Hughes Family") owned 6,198 Units. Hughes owned 5,892 Units, as to which Hughes had sole voting and dispositive power, through a wholly-owned corporation and Tamara Hughes Gustavson, an adult daughter of Hughes, owned 306 Units as to which Tamara Hughes Gustavson had sole voting and dispositive power. On January 1, 2009, PS exercised its option to acquire the 306 Units held by Tamara Hughes Gustavson for a cost of approximately $136,000. At June 30, 2009, Hughes owns 5,892 Units.

                  In addition, there are 7,299 Units owned by PS Orangeco Partnerships, Inc., a corporation in which Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS management and related individuals own approximately 6%.

         Captive Insurance Activities with PS
         ------------------------------------

                  The Partnership has a 1.8% ownership interest in STOR-Re Mutual Insurance Corporation ("STOR-Re"), which was formed in 1994 as an association captive insurance company, and is controlled by PS. The Partnership accounts for its investment in STOR-Re, which is included in other assets in our accompanying condensed balance sheets, on the cost method, and has received no distributions during the six months ended June 30, 2009 or 2008.

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

         Other Activities with PS
         ------------------------

                  PS Insurance Company - Hawaii, Ltd. ("PSICH"), a corporation that reinsures policies against losses to goods stored by tenants in the Partnership's and PS' storage facilities. PSICH receives the

                       PUBLIC STORAGE PROPERTIES IV, LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         premiums and bears the risks associated with the re-insurance. The Partnership receives a fee (an "Access Fee") from PSICH in return for providing tenant listings. This Access Fee is based on the number of spaces the Partnership has to rent. Included in other income on our accompanying condensed statements of income for these Access Fees are $76,000 and $58,000 for the three months ended June 30, 2009 and 2008, respectively and $152,000 and $116,000 for the six months ended June 30, 2009 and 2008, respectively.

                  A subsidiary of PS sells locks and boxes to the general public and tenants to be used in securing their spaces and moving their goods. The subsidiary of PS receives the revenues and bears the cost of the activities.

6.       COMMITMENTS AND CONTINGENCIES

         Legal Proceedings:
         ------------------

         Brinkley v. Public Storage, Inc. (filed April 2005)
         ---------------------------------------------------
         (Superior Court of California - Los Angeles County)
         ---------------------------------------------------

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

         FORWARD LOOKING STATEMENTS: This document contains forward-looking statements within the meaning of the federal securities laws. All statements in this document, other than statements of historical fact, are forward-looking statements which may be identified by the use of the words "expects," "believes," "anticipates," "plans," "would," "should," "may," "estimates" and similar expressions. These forward-looking statements involve known and unknown risks and uncertainties, which may cause Public Storage Properties IV, Ltd.'s (the "Partnership") actual results and performance to be materially different from those expressed or implied in the forward-looking statements. As a result, you should not rely on any forward-looking statements in this report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this report or as of the dates indicated in the statements. All of our forward-looking statements, including those in this report, are qualified in their entirely by this statement. We expressly disclaim any obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, new estimates, or other factors, events or circumstances after the date of this document, except where expressly required by law. Accordingly, you should use caution in relying on past forward-looking statements to anticipate future results.

         Factors and risks that may impact our future results and performance include, but are not limited to, those described in Item 1A, "Risk Factors" in the Public Storage Properties IV, Ltd. Annual Report on Form 10-K for the year ended December 31, 2008 and in our other filings with the Securities and Exchange Commission ("SEC"). These risks include, among others, the following:

         o general risks associated with the ownership and operation of real estate including changes in demand, potential liability for environmental contamination, adverse changes in tax, including property tax, real estate and zoning laws and regulations, and the impact of natural disasters;

         o risks associated with downturns in the local economies in the markets in which we operate, including risks related to current economic conditions;

         o the impact of competition from new and existing self-storage and commercial facilities and other storage alternatives;

         o the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing environmental, tax and tenant insurance matters, and risks related to the impact of new laws and regulations;

         o disruptions or shutdowns of our automated processes and systems or breaches of our data security; and

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

CRITICAL ACCOUNTING POLICIES
----------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). The preparation of our financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and accompanying notes. The notes to the Partnership's June 30, 2009 condensed financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our condensed financial statements and related disclosures.

         Management believes the following are critical accounting policies the application of which has a material impact on the Partnership's financial presentation. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

         IMPAIRMENT OF REAL ESTATE: Substantially all of our assets consist of real estate. On a quarterly basis, we evaluate our real estate for impairment. The evaluation of real estate for impairment includes determining whether indicators of impairment exist, which is a subjective process. When any indicators of impairment are found, the evaluation then entails projections of future operating cash flows, which also involves significant judgment. We identified no such impairments at June 30, 2009. However, future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our real estate is impaired. Any resulting impairment loss could have a material adverse impact on the Partnership's financial condition and results of operations.

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

         ACCRUALS FOR CONTINGENCIES: We are exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for such potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event. Future events and the result of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations. Some of these potential losses, which we are aware of, are described in Notes 5 and 6 to the Partnership's June 30, 2009 condensed financial statements.

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

         We will continue to focus our growth strategies on improving the operating performance of our existing self-storage properties primarily through increases in revenues achieved through the telephone reservation center and associated marketing efforts. We expect any potential future increases in rental income to come primarily from increases in realized rent rather than increases in occupancy, although there can be no assurance that we will experience such increases.

RESULTS OF OPERATIONS
---------------------

         THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 2008:

         The Partnership's net income for the three months ended June 30, 2009 was $2,275,000, as compared to $2,206,000 for the same period in 2008, representing an increase of $69,000 or 3.1%. Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) decreased $65,000 or 3.5% from $1,861,000 for the three months ended June 30, 2008 to $1,796,000 for the three months ended June 30, 2009.

         Rental income for the three months ended June 30, 2009 was $2,786,000 as compared to $2,895,000 for the three months ended June 30, 2008, representing a decrease of $109,000 or 3.8%. The decrease in rental income is attributable primarily to a 3.3% decrease in annualized realized rent for the three months ended June 30, 2009 to $15.10 per occupied square foot, as compared to $15.62 per occupied square foot for the same period in 2008. Additionally, weighted average occupancy levels at the self-storage facilities decreased slightly to 90.5% for the three months ended June 30, 2009, as compared to 91.2% for the same period in 2008. These amounts exclude the property operated pursuant to the management and performance agreement with a subsidiary of PS (the "PS Sub"). See
Note 5 to the Partnership's June 30, 2009 condensed financial statements for additional information.

         We believe that demand for self-storage space has been negatively impacted by general economic conditions, the slow down in housing sales and moving activity, as well as increased competition. Based upon certain comparative June 30, 2009 key operating metrics for the Partnership's self-storage facilities - a 1.5% decline in square foot occupancy from 92.2% at June 30, 2008 to 90.8% at June 30, 2009, and 6.2% lower in place annual rent per occupied square foot from $17.82 at June 30, 2008 to $16.71 at June 30, 2009, we expect that the revenue decline for the Partnership's facilities for the three months ending September 30, 2009, as compared to the same period in 2008 will approximate 8%. The Partnership's operating strategy will be to continue to focus on maintaining occupancy levels by adjusting rental rates, promotional discounts and marketing activities. It is unclear to us how much the above mentioned factors will impact our revenues beyond the third quarter of 2009.

         Other income was $176,000 for the three months ended June 30, 2009, as compared to $67,000 for the three months ended June 30, 2008, representing an increase of $109,000 or 162.7%. Included in other income are access fees paid by PS Insurance Company - Hawaii, Ltd. ("PSICH"), a corporation owned by PS
(described more fully in Note 5 to the Partnership's June 30, 2009 condensed financial statements), totaling $76,000 and $58,000 for the three months ended June 30, 2009 and 2008, respectively. Included in other income for the three months ended June 30, 2009 is $97,000 in nonrecurring income in settlement of a contractual issue. Interest income on cash balances for the three months ended June 30, 2009 declined as compared to the same period in 2008. While the Partnership had higher average cash balances, interest rates were significantly lower in the three months ended June 30, 2009 as compared to the same period in 2008. The Partnership has $1,199,000 in cash on hand at June 30, 2009 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment.

         Revenues from Affiliates under the Performance Agreement increased $24,000 or 7.5% to $345,000 for the three months ended June 30, 2009 from $321,000 for the three months ended June 30, 2008. See Note 5 to the Partnership's June 30, 2009 condensed financial statements for further discussion of the nature of these revenues.

         Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership's June 30, 2009 condensed financial statements) for the three months ended June 30, 2009 was $880,000 compared to $928,000 for the three months ended June 30, 2008, representing a decrease of $48,000 or 5.2%, as reductions in advertising and promotion, repairs and maintenance, payroll expenses, and eviction costs, were partially offset by increases in property tax, utilities and professional fees expenses.

         Depreciation expense was $110,000 and $106,000 for the three months ended June 30, 2009 and 2008, respectively, representing an increase of $4,000.

         Administrative expense was $42,000 and $43,000 for the three months ended June 30, 2009 and 2008, respectively.

         SIX MONTHS ENDED JUNE 30, 2009 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2008:

         The Partnership's net income for the six months ended June 30, 2009 was $4,444,000, as compared to $4,390,000 for the same period in 2008, representing an increase of $54,000 or 1.2%. Property net operating income (rental income less cost of operations, management fees paid to an affiliate and depreciation expense) decreased $80,000 or 2.2% from $3,661,000 for the six months ended June 30, 2008 to $3,581,000 for the six months ended June 30, 2009.

         Rental income for the six months ended June 30, 2009 was $5,572,000 as compared to $5,699,000 for the six months ended June 30, 2008, representing a decrease of $127,000 or 2.2%. The decrease in rental income is attributable primarily to a 2.3% decrease in annualized realized rent for the six months ended June 30, 2009 to $15.16 per occupied square foot, as compared to $15.51 per occupied square foot for the same period in 2008. Additionally, weighted average occupancy levels at the self-storage facilities decreased slightly to 90.1% for the six months ended June 30, 2009, as compared to 90.4% for the same period in 2008. These amounts exclude the property operated pursuant to the management and performance agreement with a subsidiary of PS (the "PS Sub"). See
Note 5 to the Partnership's June 30, 2009 condensed financial statements for additional information.

         Other income was $257,000 for the six months ended June 30, 2009, as compared to $165,000 for the six months ended June 30, 2008, representing an decrease of $92,000 or 55.8%%. Included in other income are access fees paid by PS Insurance Company - Hawaii, Ltd. ("PSICH"), a corporation owned by PS
(described more fully in Note 5 to the Partnership's June 30, 2009 condensed financial statements), totaling $152,000 and $116,000 for the six months ended June 30, 2009 and 2008, respectively. Included in other income for the six months ended June 30, 2009 is $97,000 in nonrecurring income in settlement of a contractual issue. Interest income on cash balances for the six months ended June 30, 2009 declined as compared to the same period in 2008. While the Partnership had higher average cash balances, interest rates were significantly lower in the six months ended June 30, 2009 as compared to the same period in 2008. The Partnership has $1,199,000 in cash on hand at June 30, 2009 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment.

         Revenues from Affiliates under the Performance Agreement increased $40,000 or 6.3% to $675,000 for the six months ended June 30, 2009 from $635,000 for the six months ended June 30, 2008. See Note 5 to the Partnership's June 30, 2009 condensed financial statements for further discussion of the nature of these revenues.

         Cost of operations, including management fees paid to an affiliate, (see Note 5 to the Partnership's June 30, 2009 condensed financial statements) for the six months ended June 30, 2009 was $1,782,000 compared to $1,836,000 for the six months ended June 30, 2008, representing a decrease of $54,000 or 2.9%, as reductions in repairs and maintenance, advertising and promotion, insurance and eviction costs, were partially offset by increases in property tax, professional fees and utilities expenses.

         Depreciation expense was $209,000 and $202,000 for the six months ended June 30, 2009 and 2008, respectively, representing an increase of $7,000.

         Administrative expense was $69,000 and $71,000 in the six months ended June 30, 2009 and 2008, respectively, representing a decrease of $2,000 or 2.8%. This decrease is due to lower allocated expenses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At June 30, 2009, the Partnership had cash of $1,199,000 as compared to total liabilities of $603,000. Cash generated from operations ($4,601,000 for the six months ended June 30, 2009) has been sufficient to meet all current obligations of the Partnership. Capital improvements totaled $177,000 and $187,000 in the six months ended June 30, 2009 and 2008, respectively. Capital improvements are budgeted at $414,000 for the year ending December 31, 2009.

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

DISTRIBUTIONS
-------------

         The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvement needs) be distributed at least quarterly. During the three months ended June 30, 2009, we paid cash distributions to the limited and general partners totaling $1,480,000 ($37.00 per unit) and $514,000, respectively, and $1,600,000 ($40.00 per unit) and $555,000, respectively, for the same period in 2008. During the six months ended June 30, 2009, we paid cash distributions to the limited and general partners totaling $3,240,000 ($81.00 per unit) and $1,124,000, respectively, and $3,160,000 ($79.00 per unit) and $1,096,000, respectively, for the same period in 2008. Future distribution rates will be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         The information set forth under the heading "Legal Proceedings" in Note 6 to the Partnership's June 30, 2009 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

ITEM 1A. RISK FACTORS
         ------------

         The risk factors set forth below update the corresponding risk factor in Part I, "Item 1A. Risk Factors" in the Public Storage Properties IV, Ltd. Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the risk factor below, you should carefully consider the other risk factors discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Partnership's business, financial position and results of operations.

THE PARTNERSHIP IS SUBJECT TO GOVERNMENTAL REGULATIONS AND ACTIONS THAT AFFECT ITS OPERATING RESULTS AND FINANCIAL CONDITION.

         The Partnership's business is subject to regulation under a wide variety of U.S. federal, state and local laws, regulations and policies. There can be no assurance that, in response to current economic conditions or the current political environment or otherwise, laws and regulations will not be implemented or changed in ways that adversely affect the Partnership's operating results and financial condition, such as current federal legislative proposals to expand health care coverage costs or facilitate union activity or otherwise increase operating costs.

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







                                            DATED: August 13, 2009

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