Form 10-K/A
PUBLIC STORAGE PROPERTIES IV LTD
filed 2009-11-24
CIK 225775

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008.

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to ________________________.

Commission File Number: 0-08908

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

Yes [   ]                           No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.   See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]                     Accelerated Filer [ ]                               Non-accelerated Filer [X]                        Smaller Reporting Company [ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2008:

Limited Partner Units, $500.00 Par Value - $34,164,000 (computed on the basis of $2,261.00 per unit which was the highest reported sale price prior to the quarter ended June 30, 2008).

The number of units outstanding of the registrant's classes of common equity as of March 25, 2009:

Units of Limited Partnership Interest, $500.00 Par Value – 40,000 units

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Public Storage Properties IV, Ltd. (the “Partnership”) Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission on March 26, 2009 (the “Original Filing”).  This Amendment is being filed solely to include portions of the certifications of the Principal Executive Officer and Principal Financial and Accounting Officer, revised as required pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing.

No modification or update is otherwise being made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC STORAGE PROPERTIES IV, LTD.
a California Limited Partnership
Dated: November 24, 2009	By:	Public Storage, General Partner

		By:	/s/ Ronald L. Havner, Jr.
Ronald L. Havner, Jr., Vice Chairman of the Board, Chief Executive Officer and President of Public Storage, Corporate General Partner

Exhibit No.                      Exhibit Index

31.1	Rule 13a - 14(a) Certification. Filed herewith.

31.2	Rule 13a - 14(a) Certification. Filed herewith.