Form 10-Q/A
period 2009-11-24
PUBLIC STORAGE PROPERTIES IV LTD
filed 2009-11-24
CIK 225775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2009

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Public Storage Properties IV, Ltd. (the “Partnership”) Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, previously filed with the Securities and Exchange Commission on May 14, 2009 (the “Original Filing”).  This Amendment is being filed solely to include portions of the certifications of the Principal Executive Officer and Principal Financial and Accounting Officer, revised as required pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing.

No modification or update is otherwise being made to any other disclosures in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 24, 2009

PUBLIC STORAGE PROPERTIES IV, LTD.

BY:      Public Storage
General Partner

BY:       /s/ John Reyes
John Reyes
Senior Vice President and
Chief Financial Officer

Exhibit No.                      Exhibit Index

31.1	Rule 13a - 14(a) Certification. Filed herewith.

31.2	Rule 13a - 14(a) Certification. Filed herewith.