Form 10-Q
period 2011-06-30
PUBLIC STORAGE PROPERTIES IV LTD
filed 2011-08-15
CIK 225775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [X]	Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes	[X] No

The Registrant is a limited partnership and issues units representing ownership of limited partner interests, with a par value of $500.00 per unit.  Number of units outstanding at August 15, 2011:  40,000.

PUBLIC STORAGE PROPERTIES IV, LTD.

INDEX

PART I	FINANCIAL INFORMATION	Pages

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets at June 30, 2011 and December 31, 2010	1

	Condensed Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010	2

	Condensed Statement of Partners’ Equity for the Six Months Ended June 30, 2011	3

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4

	Notes to Condensed Financial Statements	5 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION (Items 2, 3 and 5 are not applicable)

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 4.	(Removed and reserved)	20

Item 6.	Exhibits	20

PUBLIC STORAGE PROPERTIES IV, LTD.
CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

Cash and cash equivalents	$1,170,000	$371,000
Rent and other receivables	91,000	88,000

Real estate facilities, at cost:
Buildings and equipment	21,542,000	21,192,000
Land	5,021,000	5,021,000
	26,563,000	26,213,000
Less accumulated depreciation	(19,765,000)	(19,539,000)
	6,798,000	6,674,000

Other assets	99,000	81,000

Total assets	$8,158,000	$7,214,000

LIABILITIES AND PARTNERS’ EQUITY

Accounts payable and accrued liabilities	$482,000	$148,000
Deferred revenue	261,000	252,000
Total liabilities	743,000	400,000

Commitments and contingencies (Note 6)

Partners’ equity:
Limited partners’ equity, $500 per unit, 40,000 units authorized, issued and outstanding	5,506,000	5,059,000
General partners’ equity	1,909,000	1,755,000

Total partners’ equity	7,415,000	6,814,000

Total liabilities and partners’ equity	$8,158,000	$7,214,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES IV, LTD.
CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES:

Rental income	$2,786,000	$2,736,000	$5,528,000	$5,437,000
Other income	119,000	88,000	212,000	188,000
Revenues from affiliate under performance agreement	353,000	349,000	689,000	682,000

	3,258,000	3,173,000	6,429,000	6,307,000

COSTS AND EXPENSES:

Cost of operations	699,000	729,000	1,421,000	1,461,000
Management fees paid to affiliate	166,000	164,000	331,000	326,000
Depreciation	122,000	121,000	226,000	229,000
General and administrative	35,000	34,000	79,000	73,000

	1,022,000	1,048,000	2,057,000	2,089,000

NET INCOME	$2,236,000	$2,125,000	$4,372,000	$4,218,000

Allocation of Net Income:
Limited partners’ share of net income	$1,761,000	$1,677,000	$3,395,000	$3,242,000
General partners’ share of net income	475,000	448,000	977,000	976,000

	$2,236,000	$2,125,000	$4,372,000	$4,218,000

Limited partners’ share of net income per unit (40,000 units outstanding)	$44.03	$41.93	$84.88	$81.05

See accompanying notes.

PUBLIC STORAGE PROPERTIES IV, LTD.
CONDENSED STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

	Limited Partners’	General Partners’	Total Partners’ Equity

Balance at December 31, 2010	$5,059,000	$1,755,000	$6,814,000

Net income	3,395,000	977,000	4,372,000

Cash distributions	(2,800,000)	(971,000)	(3,771,000)

Equity transfer	(148,000)	148,000	-

Balance at June 30, 2011	$5,506,000	$1,909,000	$7,415,000

See accompanying notes.

PUBLIC STORAGE PROPERTIES IV, LTD.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:

Net income	$4,372,000	$4,218,000

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	226,000	229,000
Increase in rent and other receivables	(3,000)	(8,000)
Increase in other assets	(18,000)	(2,000)
Increase in accounts payable and accrued liabilities	334,000	199,000
Decrease in due to affiliate	-	(331,000)
Increase (decrease) in deferred revenue	9,000	(27,000)
Total adjustments	548,000	60,000

Net cash provided by operating activities	4,920,000	4,278,000

Cash flows from investing activities:

Additions to real estate facilities	(350,000)	(211,000)

Net cash used in investing activities	(350,000)	(211,000)

Cash flows from financing activities:

Distributions paid to partners	(3,771,000)	(3,771,000)

Net cash used in financing activities	(3,771,000)	(3,771,000)

Net increase in cash and cash equivalents	799,000	296,000

Cash and cash equivalents at the beginning of the period	371,000	654,000

Cash and cash equivalents at the end of the period	$1,170,000	$950,000

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

The Partnership entered into a merger agreement on June 30, 2011 with Public Storage which, if consummated, will result in Public Storage acquiring all limited and general partnership interests in the Partnership that it does not currently own.  See Note 5 for further information.

2.	Summary of Significant Accounting Policies and Partnership Matters

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as defined in the Financial Accounting Standards Board Accounting Standards Codification (the “Codification”), including the related guidance with respect to interim financial information, and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed financial statements.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 due to seasonality and other factors.  The accompanying unaudited condensed financial statements should be read together with the financial statements and related notes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

PUBLIC STORAGE PROPERTIES IV, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Due to the short maturity and the underlying characteristics of our cash and cash equivalents, other assets, and accrued and other liabilities, we believe the carrying values as presented on the condensed balance sheets are reasonable estimates of fair value.

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

Real Estate Facilities and Evaluation of Asset Impairment:

Real estate facilities are recorded at cost.  Costs associated with the development, construction, renovation and improvement of properties are capitalized.  Interest, property taxes, and other costs associated with development incurred during the construction period are capitalized as building cost.  Expenditures for repairs and maintenance are expensed when incurred.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the buildings and improvements, which generally range from 5 to 25 years.  At June 30, 2011, all of the real estate facilities have been in service longer than 25 years, and accordingly the original development costs of such buildings are fully depreciated.

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

PUBLIC STORAGE PROPERTIES IV, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Deferred Revenue:

Deferred revenue totaling $261,000 at June 30, 2011 ($252,000 at December 31, 2010), consists of prepaid rents, which are recognized as rental income when earned.

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

Recent Accounting Pronouncements and Guidance:

As of August 15, 2011, there have been no recent accounting pronouncements and guidance, which were not effective for implementation at June 30, 2011, that we estimate would have a future material impact upon reporting the operations or financial position of the Partnership.

Segment Reporting:

The Partnership only has one reportable segment.

3.	Cash Distributions

The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) be distributed at least quarterly.  During the three months ended June 30, 2011, we paid distributions to the limited and general partners totaling $1,360,000 ($34.00 per unit) and $472,000, respectively, as compared to $1,280,000 ($32.00 per unit) and $444,000, respectively, for the same period in 2010.  During the six months ended June 30, 2011, we paid cash distributions to the limited and general partners totaling $2,800,000 ($70.00 per unit) and $971,000, respectively, as compared to $2,800,000 ($70.00 per unit) and $971,000, respectively, for the same period in 2010.  Future distribution rates may be adjusted to levels, which are supported by operating cash flow after provisions for capital improvements and any other obligations.

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

Merger Agreement with Public Storage

On June 30, 2011, the Partnership entered into an Agreement and Plan of Reorganization by and among, inter alia, Public Storage, the Partnership and a wholly-owned subsidiary of Public Storage (the “merger agreement”).   At closing under the merger agreement, the subsidiary will merge with and into the Partnership and Public Storage will acquire all of the units of limited partnership interest and general partnership interests it does not currently own in the Partnership for $2,097.95 per unit.  Public Storage is undertaking similar mergers with four other publicly held limited partnerships of which it is a general partner.  The aggregate consideration, which will be paid in the form of Public Storage Common Shares or, at the option of each individual unitholder, in cash, totals approximately $49.9 million with respect to the Partnership.  The merger consideration was based upon independent appraisals, dated April 5, 2011 from a nationally recognized appraisal firm, with allocation of the net asset value based upon the liquidation provisions of the relevant partnership documents.  Under the merger agreement, Hughes and his family and entities that are wholly owned or controlled by them (collectively, the “Hughes Family”) will be selling all of their general and limited partnership interests in the Partnership for approximately $18.2 million, reflecting the same pricing and terms as the public limited partners, and which amounts are included in the total aggregate consideration of $49.9 million noted above.  This merger has been approved by Public Storage and the Hughes Family, who together own a majority of the limited partnership units outstanding and therefore can approve the mergers without the vote of the other limited partners.  On July 1, 2011, Public Storage filed a registration statement with the Securities and Exchange Commission (the “Commission”) in connection this transaction, which was declared effective by the Commission on July 19, 2011.  The associated information statement on the transaction was distributed to the limited partners by Public Storage shortly thereafter.

A limited partner in the Partnership has brought a putative class action lawsuit in California state court alleging, among other things, that the merger provides for insufficient consideration for the relevant units of limited partnership interest.  The limited partner seeks, among other things, to enjoin the consummation of the merger.  Public Storage believes that the lawsuit is without merit, and intends to defend it vigorously.  While there can be no assurance, and the transaction is subject to certain customary closing conditions, as well as the pending litigation, this transaction is currently scheduled to close in late August 2011.

Management Agreements and Shared Expenses with Affiliates

The Partnership has a management agreement (the “Management Agreement”) with PS pursuant to which PS operates the self-storage facilities for a fee equal to 6% of the facilities' gross revenue (as defined).  For the three and six months ended June 30, 2011, the Partnership paid PS $166,000 and $331,000, respectively, as compared to $164,000 and $326,000 for the same periods in 2010, respectively, under this Management Agreement.

The Management Agreement between the Partnership and PS provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership or six months notice by PS.

A real estate facility owned by the Partnership (the “Azusa Property”) is operated pursuant to a management and performance agreement (the “Performance Agreement”) with a subsidiary of PS (the “PS Sub”).  Following the commencement of the Performance Agreement in March 2001, the facility was initially expanded to include industrial space, and this industrial space was subsequently converted to self-storage space.  These improvements were funded entirely by the PS Sub.  During the term of the Performance Agreement, the Partnership is guaranteed to receive the same net operating income it received with respect to the Azusa Property prior to the effective date of the Performance Agreement, with an annual increase of the greater of a) 1% or b) the percentage increase in net operating income achieved at the self-storage facilities managed by PS in the market in which this facility is located (the “Guaranteed Amounts”).  The Performance Agreement expires on December 31, 2015, at which time the Partnership will commence collecting the actual net operating income currently earned by the PS Sub from operating the Azusa Property, and the Guaranteed Amounts will no longer apply.  The PS Sub recorded revenues of $534,000 and $528,000 for the three months ended June 30, 2011 and 2010, respectively, and $1,057,000 and $1,037,000 for the six months ended June 30, 2011 and 2010, respectively, and costs of operations (excluding depreciation) of $157,000 and $170,000 for the three months ended June 30, 2011 and 2010, respectively, and $313,000 and $333,000 for the six months ended June 30, 2011 and 2010, respectively, with respect to the operation of the Azusa Property.  Capital expenditures for the Azusa Property were $2,000 and $85,000 in the six months ended June 30, 2011 and 2010, respectively.  Average occupancy of the Azusa Property was 90.1% and 89.4% during the six months ended June 30, 2011 and 2010, respectively.  Included in the line item “revenues from affiliate under performance agreement” in the Partnership’s accompanying condensed statements of income, are the Guaranteed Amounts earned by the Partnership under the Performance Agreement.  The Partnership recorded a total of $353,000 and $349,000 for the three months ended June 30, 2011 and 2010, respectively, and $689,000 and $682,000 for the six months ended June 30, 2011 and 2010, respectively, in revenue with respect to the Performance Agreement.

PUBLIC STORAGE PROPERTIES IV, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Partnership’s facilities, along with facilities owned by PS and its affiliates, are managed and marketed jointly by PS in order to take advantage of scale and other efficiencies.  Joint costs are allocated on a methodology meant to fairly allocate such costs based upon the related activities.  As a result, significant components of cost of operations, such as payroll costs, advertising and promotion, data processing and insurance expenses are shared and allocated among the properties using methodologies meant to fairly allocate such costs based upon the related activities.  The total of such expenses, substantially all of which are included in cost of operations in our accompanying condensed statements of income, amounted to $411,000 and $431,000 for the three months ended June 30, 2011 and 2010, respectively, and $827,000 and $874,000 for the six months ended June 30, 2011 and 2010, respectively.  These expenses exclude amounts associated with the Azusa Property.

Ownership of Limited Partnership Interest by the General Partners

As of June 30, 2011, PS owns 11,671 Units, as to which PS has sole voting and dispositive power and Hughes owns 5,892 Units.

In addition, as of June 30, 2011, 7,299 Units are owned by PS Orangeco Partnerships, Inc., a corporation in which the Hughes Family owns approximately 48% of the voting stock, PS owns 46% and members of PS management and related individuals own approximately 6%.

Captive Insurance Activities with PS

The Partnership has a 1.6% ownership interest in STOR-Re Mutual Insurance Corporation (“STOR-Re”), which was formed in 1994 as an association captive insurance company, and is controlled by PS.  The Partnership accounts for its investment in STOR-Re, which is included in other assets on our accompanying condensed balance sheets, on the cost method, and has received no distributions during the six months ended June 30, 2011 or 2010.

STOR-Re provides limited property and liability insurance coverage to the Partnership, PS, and affiliates for losses occurring before April 1, 2004.  STOR-Re was succeeded with respect to these activities for losses occurring after March 31, 2004 by PS Insurance Company - Hawaii, Ltd. (“PSICH”), a wholly-owned subsidiary of PS.

Premiums paid to PSICH for the three months ended June 30, 2011 and 2010 were $14,000 and $9,000, respectively, and $38,000 and $36,000 for the six months ended June 30, 2011 and 2010, respectively.

PUBLIC STORAGE PROPERTIES IV, LTD.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Other Activities with PS

PSICH also reinsures insurance policies providing certain coverage for losses to goods stored by tenants in the Partnership’s and PS’ storage facilities.  PSICH receives the premiums and bears the risks associated with the re-insurance.  The Partnership receives a fee (an “Access Fee”) from PSICH in return for providing tenant listings.  This Access Fee is based on the number of spaces the Partnership has to rent.  Included in other income are Access Fees totaling $119,000 and $87,000 for the three months ended June 30, 2011 and 2010, respectively, and $212,000 and $186,000 for the six months ended June 30, 2011 and 2010, respectively.

A subsidiary of PS sells locks and boxes to the general public and tenants to be used in securing their spaces and moving their goods.  The subsidiary of PS receives the revenues and bears the cost of the activities, and pays the Partnership rent for any space it uses at the Partnership’s facilities in conducting its activities.  Included in rental income is rent received by the Partnership with respect to this space totaling $2,000 for each of the three month periods ended June 30, 2011 and 2010, and $5,000 for each of the six month periods ended June 30, 2011 and 2010.

6.	Commitments and Contingencies

Legal Matters

PS and the Partnership are a party to various legal proceedings and subject to various claims and complaints that have arisen in the normal course of business.  We believe that the likelihood of these pending legal matters resulting in a material loss to the Partnership, either individually or in the aggregate, is remote.

Merger with Public Storage

The Partnership entered into a merger agreement on June 30, 2011 with Public Storage which, if consummated, will result in Public Storage acquiring all limited and general partnership interests in the Partnership that it does not currently own.  If the merger is not consummated, certain costs of the merger will be charged to the Partnership.  See Note 5 for further information on the merger agreement.

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

•
if the pending merger with Public Storage is not consummated because of the pending litigation or the failure to satisfy certain customary closing conditions, certain costs associated with the merger, as described in the information statement, will be charged to the Partnership and negatively impact the cash flows and earnings of the Partnership;

•
if the pending merger with Public Storage is not consummated and Public Storage acquires only the Hughes Family interests, the Partnership’s property taxes are expected to increase by approximately $725,000 per year due to the change in ownership and will negatively impact the cash flows and earnings of the Partnership;

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed financial statements, which have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).  The preparation of our condensed financial statements and related disclosures in conformity with GAAP and our discussion and analysis of our financial condition and results of operations requires management to make judgments, assumptions and estimates that affect the amounts reported in our condensed financial statements and accompanying notes.  The notes to the Partnership’s June 30, 2011 condensed financial statements, primarily Note 2, summarize the significant accounting policies and methods used in the preparation of our condensed financial statements and related disclosures.

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

Accruals for Contingencies: The Partnership is exposed to business and legal liability risks with respect to events that have occurred, but in accordance with GAAP, we have not accrued for certain potential liabilities because the loss is either not probable or not estimable or because we are not aware of the event.  Future events and the results of pending litigation could result in such potential losses becoming probable and estimable, which could have a material, adverse impact on our financial condition or results of operations.  Significant unaccrued losses that we have determined are at least reasonably possible are described in Notes 5 and 6 to the Partnership’s June 30, 2011 condensed financial statements.

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

The self-storage industry is subject to general economic conditions, particularly those that affect the disposable income and spending of consumers, as well as those that affect moving trends.  Due to the recessionary pressures in the U.S., demand for self-storage space has been negatively impacted since the fourth quarter of 2008.  As a result, the Partnership’s properties have experienced downward pressure on occupancy levels, rental rates and revenues.  Rental income trends improved each quarter in 2010 and during the first two quarters of 2011, trending positive on a year-over-year basis since the fourth quarter of 2010.  While trends have been improving, there can be no assurance that this trend will continue.

On June 30, 2011, the Partnership entered into an Agreement and Plan of Reorganization by and among, inter alia, Public Storage, the Partnership and a wholly-owned subsidiary of Public Storage (the “merger agreement”).  At closing under the merger agreement, the subsidiary will merge with and into the Partnership and Public Storage will acquire all of the units of limited partnership interest and general partnership interests it does not currently own in the Partnership for $2,097.95 per unit.  Public Storage is undertaking similar mergers with four other publicly held limited partnerships of which it is a general partner.  The aggregate consideration, which will be paid in the form of Public Storage Common Shares or, at the option of each individual unitholder, in cash, totals approximately $49.9 million with respect to the Partnership.  The merger consideration was based upon independent appraisals, dated April 5, 2011 from a nationally recognized appraisal firm, with allocation of the net asset value based upon the liquidation provisions of the relevant partnership documents.  Under the merger agreement, Hughes and his family and entities that are wholly owned or controlled by them (collectively, the “Hughes Family”) will be selling all of their general and limited partnership interests in the Partnership for approximately $18.2 million, reflecting the same pricing and terms as the public limited partners, and which amounts are included in the total aggregate consideration of $49.9 million noted above.  This merger has been approved by Public Storage and the Hughes Family, who together own a majority of the limited partnership units outstanding and therefore can approve the mergers without the vote of the other limited partners.  On July 1, 2011, Public Storage filed a registration statement with the Securities and Exchange Commission (the “Commission”) in connection this transaction, which was declared effective by the Commission on July 19, 2011.  The associated information statement on the transaction was distributed to the limited partners by Public Storage shortly thereafter.

A limited partner in the Partnership has brought a putative class action lawsuit in California state court alleging, among other things, that the merger provides for insufficient consideration for the relevant units of limited partnership interest.  The limited partner seeks, among other things, to enjoin the consummation of the merger.  Public Storage believes that the lawsuit is without merit, and intends to defend it vigorously.  While there can be no assurance, and the transaction is subject to certain customary closing conditions, as well as the pending litigation, this transaction is currently scheduled to close in late August 2011.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Net Income

The Partnership's net income for the three months ended June 30, 2011 was $2,236,000, as compared to $2,125,000 for the same period in 2010, representing an increase of $111,000 or 5.2%.  This increase was due primarily to a $50,000 increase in rental income described below and a $32,000 increase in Access Fees described below.

Rental Income

Rental income for the three months ended June 30, 2011 was $2,786,000, as compared to $2,736,000 for the same period in 2010, representing an increase of $50,000 or 1.8%.  The increase in rental income was primarily a result of a 1.1% increase in rental income per occupied square foot.  Rental income for the three months ended June 30, 2011 increased to $15.50 per occupied square foot, as compared to $15.33 per occupied square foot for the same period in 2010.  Weighted average occupancy levels at the self-storage facilities were 92.8% and 92.2% for the three months ended June 30, 2011 and 2010, respectively, representing an increase of 0.7%.  These amounts exclude the property operated pursuant to the management and performance agreement (the “Performance Agreement”) with a subsidiary of PS (the “PS Sub”).   See Note 5 to the Partnership’s June 30, 2011 condensed financial statements for additional information.

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

We believe overall demand for self-storage space in the Partnership’s markets has been negatively impacted since late 2008 due to recessionary pressures, including increased unemployment, reduced housing sales, and reduced moving activity, in the markets in which we operate.  As occupancies declined, we reduced rental rates and increased promotional discounts in order to stimulate move-in activity and restore occupancies.  Year-over-year decreases in rental income peaked in the quarter ended September 30, 2009 at 6.7%, however the decreases abated progressively each quarter and year-over-year revenue has grown in quarters since then as occupancies improved and year-over-year comparables became more favorable, such that rental income increased 1.8% in the quarter ended June 30, 2011.

The following chart sets forth our rental income, occupancy, and rental income per occupied square foot trends in our facilities in 2010 and the first two quarters of 2011, excluding the property operated pursuant to the Performance Agreement with the PS Sub:

	Year-over-Year Change for Partnership’s Properties
Three Months Ended:	Rental income	Rental income per occupied square foot	Square foot occupancy

March 31, 2010	(3.1)%	(4.5)%	1.6%
June 30, 2010	(1.8)%	(3.6)%	1.8%
September 30, 2010	0.0%	(2.0)%	1.0%
December 31, 2010	0.3%	(1.2)%	3.0%
For entire year: 2010	(1.1)%	(2.8)%	1.7%

March 31, 2011	1.5%	0.5%	1.0%
June 30, 2011	1.8%	1.1%	0.7%

Analysis by State

The following table sets forth trends by state in our facilities, excluding the property operated pursuant to the Performance Agreement with the PS Sub:

	Three Months Ended June 30,
	2011	2010	Change
	(Amounts in thousands, except for weighted average data)
Facilities Operating Trends by State
Rental income:
California (11 facilities)	$2,103	$2,071	1.5%
Florida (5 facilities)	683	665	2.7%
Total rental income	2,786	2,736	1.8%

Cost of operations:
California	421	454	(7.3)%
Florida	278	275	1.1%
Total cost of operations	699	729	(4.1)%

Weighted average occupancy:
California	93.6%	92.2%	1.6%
Florida	91.1%	92.0%	(1.0)%
Total weighted average occupancy	92.8%	92.2%	0.7%

Notwithstanding our increases in occupancy in 2010 and 2011, we expect to continue to be competitive in our pricing and discounting in order to compete with other operators to attract new incoming tenants.  Revenue growth in the last six months of 2011 is expected to come primarily from increases in rental rates to existing tenants.  We expect the improved operating trends that have been experienced in the last year to continue in the quarter ending September 30, 2011.

Cost of Operations

Cost of operations includes management fees paid to PS, (see Note 5 to the Partnership’s June 30, 2011 condensed financial statements), and all other costs of operating the properties such as payroll, property tax, advertising and promotion expense, utilities, and repairs and maintenance.  Cost of operations for the three months ended June 30, 2011 was $865,000, as compared to $893,000 for the same period in 2010, representing a decrease of $28,000 or 3.1%, as decreases in advertising and promotion, most notably in television advertising, and repairs and maintenance expenses were partially offset by increases in property taxes, legal and utilities expenses.  These amounts exclude the property operated pursuant to the Performance Agreement with the PS Sub.  See Note 5 to the Partnership’s June 30, 2011 condensed financial statements for additional information.

Estimating future cost of operations is difficult, particularly with respect to (i) utility expense, which is dependent upon changes in demand driven by weather and temperature as well as fuel costs, (ii) repairs and maintenance, which varies based upon weather and the timing of periodic needs throughout our portfolio as well as random events, and (iii), advertising expense, which is driven in part by demand for self-storage space and current occupancy levels, which are not predictable.  Aggregate utility, repairs and maintenance, and advertising and promotion expenses totaled $178,000 and $214,000 in the three months ended June 30, 2011 and 2010, respectively.  Exclusive of utility, repairs and maintenance, and advertising and promotion expense, we expect inflationary increases in our cost of operations in the remainder of 2011.

Other Income

Other income includes interest earned on cash balances, as well as access fees paid by PS Insurance Company - Hawaii, Ltd. (“PSICH”), a corporation owned by PS (described more fully in Note 5 to the Partnership’s June 30, 2011 condensed financial statements).

Other income was $119,000 for the three months ended June 30, 2011, as compared to $88,000 for the same period in 2010, representing an increase of $31,000 or 35.2%.  Included in other income are access fees totaling $119,000 and $87,000 for the three months ended June 30, 2011 and 2010, respectively.  Access fees are paid to the Partnership by PSICH in return for providing tenant listings in connection with PSICH’s reinsurance business.

Interest income on cash balances was minimal during the three months ended June 30, 2011and 2010 as interest rates continue to be at historically low rates.  The Partnership has $1,170,000 in cash at June 30, 2011 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment.

Future interest income will depend upon the level of interest rates.  Based upon current interest rates on our outstanding money-market fund investments of approximately 0.1%, earned interest is expected to be minimal.

Revenues from Affiliate Under Performance Agreement

Revenues from Affiliate under Performance Agreement increased $4,000 or 1.1% to $353,000 for the three months ended June 30, 2011 from $349,000 for the same period in 2010.  See Note 5 to the Partnership’s June 30, 2011 condensed financial statements for further discussion of the nature of these revenues.

Depreciation Expense

Depreciation expense was $122,000 and $121,000 for the three months ended June 30, 2011 and 2010, respectively, representing an increase of $1,000 or 0.8%.

General and Administrative Expense

General and administrative expense was $35,000 and $34,000 in the three months ended June 30, 2011 and 2010, respectively, representing an increase of $1,000 or 2.9%.

We expect general and administrative expense to increase primarily based upon inflation in the remainder of 2011.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Net Income

The Partnership's net income for the six months ended June 30, 2011 was $4,372,000, as compared to $4,218,000 for the same period in 2010, representing an increase of $154,000 or 3.7%.  This increase was due primarily to a $91,000 increase in rental income described below and a $25,000 increase in Access Fees described below.

Rental Income

Rental income for the six months ended June 30, 2011 was $5,528,000, as compared to $5,437,000 for the same period in 2010, representing an increase of $91,000 or 1.7%.  The increase in rental income was primarily a result of a 0.8% increase in rental income per occupied square foot.  Rental income for the six months ended June 30, 2011 increased to $15.45 per occupied square foot, as compared to $15.32 per occupied square foot for the same period in 2010.  Weighted average occupancy levels at the self-storage facilities were 92.4% and 91.6% for the six months ended June 30, 2011 and 2010, respectively, representing an increase of 0.9%.  These amounts exclude the property operated pursuant to the management and performance agreement (the “Performance Agreement”) with a subsidiary of PS (the “PS Sub”).  See Note 5 to the Partnership’s June 30, 2011 condensed financial statements for additional information.

Analysis by State

The following table sets forth trends by state in our facilities, excluding the property operated pursuant to the Performance Agreement with the PS Sub:

	For the Six Months Ended June 30,
	2011	2010	Change
	(Amounts in thousands, except for weighted average data)
Facilities Operating Trends by State
Rental income:
California (11 facilities)	$4,156	$4,109	1.1%
Florida (5 facilities)	1,372	1,328	3.3%
Total rental income	5,528	5,437	1.7%

Cost of operations:
California	864	914	(5.5)%
Florida	557	547	1.8%
Total cost of operations	1,421	1,461	(2.7)%

Weighted average occupancy:
California	92.2%	91.6%	0.7%
Florida	91.2%	91.7%	(0.5)%
Total weighted average occupancy	92.4%	91.6%	0.9%

Cost of Operations

Cost of operations includes management fees paid to PS, (see Note 5 to the Partnership’s June 30, 2011 condensed financial statements), and all other costs of operating the properties such as payroll, property tax, advertising and promotion expense, utilities, and repairs and maintenance.  Cost of operations for the six months ended June 30, 2011 was $1,752,000, as compared to $1,787,000 for the same period in 2010, representing a decrease of $35,000 or 2.0%, as decreases in advertising and promotion, most notably in television advertising, and repairs and maintenance expenses were partially offset by increases in property taxes, legal fees and utilities expenses.  These amounts exclude the property operated pursuant to the Performance Agreement with the PS Sub.  See Note 5 to the Partnership’s June 30, 2011 condensed financial statements for additional information.

Estimating future cost of operations is difficult, particularly with respect to (i) utility expense, which is dependent upon changes in demand driven by weather and temperature as well as fuel costs, (ii) repairs and maintenance, which varies based upon weather and the timing of periodic needs throughout our portfolio as well as random events, and (iii), advertising expense, which is driven in part by demand for self-storage space and current occupancy levels, which are not predictable.  Aggregate utility, repairs and maintenance, and advertising and promotion expenses totaled $334,000 and $389,000 in the six months ended June 30, 2011 and 2010, respectively.  Exclusive of utility, repairs and maintenance, and advertising and promotion expense, we expect inflationary increases in our cost of operations in the remainder of 2011.

Other Income

Other income includes interest earned on cash balances, as well as access fees paid by PSICH (described more fully in Note 5 to the Partnership’s June 30, 2011 condensed financial statements).

Other income was $212,000 for the six months ended June 30, 2011, as compared to $188,000 for the same period in 2010, representing an increase of $24,000 or 12.8%.  Included in other income are access fees totaling $212,000 and $186,000 for the six months ended June 30, 2011 and 2010, respectively.  Access fees are paid to the Partnership by PSICH in return for providing tenant listings in connection with PSICH’s reinsurance business.

Interest income on cash balances was minimal during the three months ended June 30, 2011and 2010 as interest rates continue to be at historically low rates.  The Partnership has $1,170,000 in cash at June 30, 2011 invested primarily in money-market funds, which earn nominal rates of interest in the current interest rate environment.

Future interest income will depend upon the level of interest rates.  Based upon current interest rates on our outstanding money-market fund investments of approximately 0.1%, earned interest is expected to be minimal.

Revenues from Affiliate Under Performance Agreement

Revenues from Affiliate under Performance Agreement increased $7,000 or 1.0% to $689,000 for the six months ended June 30, 2011 from $682,000 for the same period in 2010.  See Note 5 to the Partnership’s June 30, 2011 condensed financial statements for further discussion of the nature of these revenues.

Depreciation Expense

Depreciation expense was $226,000 and $229,000 for the six months ended June 30, 2011 and 2010, respectively, representing a decrease of $3,000 or 1.3%.

General and Administrative Expense

General and administrative expense was $79,000 and $73,000 in the six months ended June 30, 2011 and 2010, respectively, representing an increase of $6,000 or 8.2%.

We expect general and administrative expense to increase primarily based upon inflation in the remainder of 2011.

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash of $1,170,000 as compared to total liabilities of $743,000.  Cash generated from operations ($4,920,000 for the six months ended June 30, 2011) has been sufficient to meet all current obligations of the Partnership.  Capital improvements totaled $350,000 and $211,000 for the six months ended June 30, 2011 and 2010, respectively.  Capital improvements are budgeted at $417,000 for the year ending December 31, 2011.

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

Distributions

The Partnership Agreement requires that cash available for distribution (cash flow from all sources less cash necessary for any obligations or capital improvements) be distributed at least quarterly.  During the three months ended June 30, 2011, we paid distributions to the limited and general partners totaling $1,360,000 ($34.00 per unit) and $472,000, respectively, as compared to $1,280,000 ($32.00 per unit) and $444,000, respectively, for the same period in 2010.  During each of the six month periods ended June 30, 2011 and 2010, we paid cash distributions to the limited and general partners totaling $2,800,000 ($70.00 per unit) and $971,000, respectively.  Future distribution rates may be adjusted to levels, which are supported by operating cash flow after provisions for capital improvements and any other obligations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2011, the Partnership held no outstanding market risk sensitive instruments.

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

Under the supervision and with the participation of the Partnership’s management, including Public Storage’s Chief Executive Officer and Chief Financial Officer, Public Storage evaluated the effectiveness of the Partnership’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report.  Based on that evaluation, Public Storage’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at a reasonable assurance level.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth under the heading “Legal Matters” in Note 6 to the Partnership’s June 30, 2011 condensed financial statements in this Form 10-Q is incorporated by reference in this Item 1.

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

DATED: August 15, 2011
PUBLIC STORAGE PROPERTIES IV, LTD.
BY:	Public Storage
General Partner
	BY:	/s/ John Reyes
John Reyes Senior Vice President and Chief Financial Officer

Exhibit No.	Exhibit Index
31.1	Rule 13a-14(a) Certification. Filed herewith.
31.2	Rule 13a-14(a) Certification. Filed herewith.
32	Section 1350 Certifications. Filed herewith.